Form 10-Q
period 2022-03-31
Gamida Cell Ltd.
filed 2022-05-12
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38716

GAMIDA CELL LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Avenue
Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

(617) 892-9080

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares, par value NIS 0.01 per share	GMDA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 59,946,298 ordinary shares outstanding as of May 9, 2022.

Gamida Cell Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, “Gamida,” “Gamida Cell,” “we,” “us,” “our” or the “Company” mean Gamida Cell Ltd. and its wholly-owned subsidiary, Gamida Cell Inc.

Gamida Cell is a trademark of ours that we use in this quarterly report on Form 10-Q, or Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I—Financial Information

Item 1. Financial Statements.

Gamida Cell Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$42,057	$55,892
Marketable securities	27,661	40,034
Prepaid expenses and other current assets	2,994	2,688

Total current assets	72,712	98,614

Non-current assets:
Restricted deposits	3,893	3,961
Property, plant and equipment, net	37,533	35,180
Operating lease right-of-use assets	6,722	7,236
Severance pay fund	2,046	2,148
Other long-term assets	1,632	1,647

Total non-current assets	51,826	50,172

Total assets	$124,538	$148,786

	March 31, 2022	December 31, 2021
Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	$4,346	$8,272
Employees and payroll accruals	4,119	4,957
Operating lease liabilities	2,596	2,699
Accrued interest of convertible senior notes	551	1,640
Accrued expenses and other current liabilities	8,866	7,865

	20,478	25,433
Non-current liabilities:
Convertible senior notes, net	71,607	71,417
Accrued severance pay	2,327	2,396
Long-term operating lease liabilities	5,142	5,603

Total non-current liabilities	79,076	79,416

Contingent liabilities and commitments

Shareholders’ equity:
Ordinary shares NIS 0.01 par value; 150,000,000 shares authorized at March 31, 2022 (unaudited) and December 31, 2021; 60,021,415 and 59,970,389 shares issued at March 31, 2022 (unaudited) and December 31, 2021, respectively; 59,946,298 and 59,970,389 shares outstanding as of March 31, 2022 (unaudited) and December 31, 2021, respectively	169	169
Treasury ordinary shares of NIS 0.01 par value; 75,117 and 0 shares at March 31, 2022 (unaudited) and December 31, 2021 respectively.	*	-
Additional paid-in capital	382,495	381,225
Accumulated deficit	(357,680)	(337,457)
Total Shareholders’ Equity	24,984	43,937

Total Liabilities and Shareholders’ Equity	$124,538	$148,786

*	represents an amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gamida Cell Ltd.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Research and development expenses, net	$11,305	$11,360
Commercial expenses	3,879	4,231
General and administrative expenses	4,139	3,513

Total operating loss	19,323	19,104

Financial expenses, net	900	82

Loss	20,223	19,186

Net loss per share attributable to ordinary shareholders, basic and diluted	$0.34	$0.32
Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	59,474,366	59,122,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gamida Cell Ltd.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(unaudited; in thousands, except share amounts)

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity

Balance as of December 31, 2020	59,000,153	$166	$376,369	$(247,664)	$128,871

Grant of restricted shares	159,134	*	-	-	*
Exercise of options	247,685	1	501	-	502
Share-based compensation	-	-	913	-	913
Loss	-	-	-	(19,186)	(19,186)

Balance as of March 31, 2021	59,406,972	$167	$377,783	$(266,850)	$111,100

	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares	capital	deficit	equity

Balance as of December 31, 2021	59,970,389	$169	$-	$381,225	$(337,457)	$43,937

Grant of restricted shares	3,600	*	-	*	-	*
Treasury shares	(75,117)	-	*	*	-	*
Exercise of options	47,426	*	-	76	-	76
Share-based compensation	-	-	-	1,194	-	1,194
Loss	-	-	-	-	(20,223)	(20,223)

Balance as of March 31, 2022	59,946,298	$169	$ *	$382,495	$(357,680)	$24,984

*	Represents an amount lower than $1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gamida Cell Ltd.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Loss	$(20,223)	$(19,186)

Adjustment to reconcile loss to net cash used in operating activities:

Depreciation of property, plant and equipment	112	98
Financing expense (income), net	(1,172)	220
Share-based compensation	1,194	913
Amortization of issuance costs	191	323
Operating lease right-of-use assets	562	516
Operating lease liabilities	(613)	(929)
Accrued severance pay, net	33	-
Increase in prepaid expenses and other assets	(889)	(515)
Increase (decrease) in trade payables	(3,927)	907
Decrease in accrued expenses and current liabilities	(996)	(3,192)

Net cash used in operating activities	(25,728)	(20,845)

Cash Flows From Investing Activities

Purchase of property, plant and equipment	(723)	(2,806)
Purchase of marketable securities	(2,086)	-
Proceeds from maturity of marketable securities	14,126	-
Proceeds from restricted deposits	500	-

Net cash provided by (used in) investing activities	$11,817	$(2,806)

Cash Flows From Financing Activities

Proceeds from exercise of options	76	502
Proceeds from issuance of convertible senior notes, net	-	70,777

Net cash provided by financing activities	76	71,279

Increase (decrease) in cash and cash equivalents	(13,835)	47,628
Cash and cash equivalents at beginning of period	55,892	127,170

Cash and cash equivalents at end of period	$42,057	$174,798

Significant non-cash transactions:

Issuance expenses on credit	$-	$235
Purchase of property, plant and equipment on credit	$1,160	$216

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,203	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gamida Cell Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1:- GENERAL

a.	Gamida Cell Ltd. (the “Company”), founded in 1998, is an advanced cell therapy company committed to cures for blood cancers and serious hematologic diseases. The Company harnesses its cell expansion platform to create therapies with the potential to redefine standards of care in areas of serious medical need

b.	The Company has leveraged its NAM platform, or nicotinamide cell expansion technology platform, to develop a pipeline of product candidates designed to address the limitations of other cell therapies. The Company’s proprietary technology allows for the proliferation and enhancement of donor cells, which allows for maintenance of the cells’ functional therapeutic characteristics, providing a potential treatment alternative for patients.

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

In October 2021, the complete results from the Company’s pivotal Phase 3 clinical study of omidubicel in 125 patients with various hematologic malignancies were published in the peer-reviewed medical journal Blood. The trial achieved its primary endpoint of time to neutrophil engraftment as well as all three of the prespecified secondary endpoints. These secondary endpoints were the proportion of patients who achieved platelet engraftment by day 42, the proportion of patients with grade 2 or grade 3 bacterial or invasive fungal infections in the first 100 days following transplant, and the number of days alive and out of the hospital in the first 100 days following transplant. All three secondary endpoints demonstrated statistical significance in an intent-to-treat analysis.

Omidubicel is the first bone marrow transplant product to receive Breakthrough Therapy Designation from the U.S. Food and Drug Administration and has received orphan drug designation in the U.S. and in Europe.

In addition to omidubicel, the Company is developing GDA-201, an investigational natural killer (“NK”) cell-based cancer immunotherapy that is intended to be used in combination with standard-of-care therapeutic antibodies, as well as other product candidates in the Company’s NK cell pipeline. NK cells have potent anti-tumor properties and have the advantage over other oncology cell therapies of not requiring genetic matching, potentially enabling NK cells to serve as a universal donor-based therapy when combined with certain antibodies. GDA-201 is currently in an investigator-sponsored Phase 1/2 study for the treatment of relapsed or refractory non-Hodgkin lymphoma (NHL). Data from the 35 patients in the Phase 1/2 study demonstrated that GDA-201 was clinically active and generally well tolerated. Among the 19 patients with NHL, 13 complete responses and one partial response were observed, with an overall response rate of 74% and a complete response rate of 68%.

NOTE 1:- GENERAL (Cont.)

At the December 2021 Annual Meeting of America Society of Hematology, the Company reported two-year follow-up data from this clinical trial on outcomes and cytokine biomarkers associated with survival. The data demonstrated a median duration of response of 16 months (range 5-36 months), an overall survival at two years of 78% (95% CI, 51%–91%) and a safety profile similar to that reported previously.

c.	Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2021 filed with the SEC on March 24, 2022. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

Prior to 2021, the Company prepared its financial statements in accordance with International Financial Reporting Standards (IFRS), as issued by the International Accounting Standards Board (IASB), as permitted in the United States based on the Company’s qualification as a “foreign private issuer” under the rules and regulations of the SEC. In connection with the loss of the Company’s status as a foreign private issuer effective on January 1, 2022, the Company, as a domestic filer, prepared its consolidated financial statements in accordance with U.S. GAAP.

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company's accumulated deficit as of March 31, 2022 was $357,680 and negative cash flows from operating activities during the three-month period ended March 31, 2022 was $25,728. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required. The Company believes that its existing capital resources will be adequate to satisfy its expected liquidity requirements for at least twelve months from the issuance of the condensed consolidated financial statements.

e.	The Company has a wholly owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The Company has one operating segment and reporting unit.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates:

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

b.	Convertible senior notes:

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

c.	Basic and diluted net loss per share:

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

NOTE 3:- LEASES

The Company entered into operating leases primarily for its production plant, and its laboratories and offices. The leases have remaining lease terms of up to six years, and the Company does not assume renewals in its determination of the lease term unless the renewals are considered as reasonably certain at lease commencement.

NOTE 3:- LEASES (Cont.)

The components of operating lease costs were as follows:

	Three months ended March 31,
	2022	2021

Operating lease costs	$636	$585
Short-term lease costs	24	60

Total lease costs	$660	$645

Supplemental balance sheet information related to operating leases is as follows:

Three months ended March 31, 2022

Weighted average remaining lease term (in years)	4.12
Weighted average discount rate	2.56%

Maturities of lease liabilities were as follows:

Three months ended March 31, 2022

2022	$2,042
2023	1,742
2024	1,748
2025	1,316
2026	790
Thereafter	613

Total undiscounted lease payments	8,251
Less: Imputed interest	(513)

Present value of lease liabilities	$7,738

NOTE 4: CONVERTIBLE SENIOR NOTES, NET

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

NOTE 4: CONVERTIBLE SENIOR NOTES, NET (Cont.)

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

Three months ended March 31, 2022

Liability component:
Principal amount	$75,000
Issuance costs	(4,223)
Net	70,777
Amortized issuance costs	830

Net carrying amount	$71,607

The total issuance costs of the Convertible Notes amounted to $4,223 and are amortized to interest expense at an annual effective interest rate of 7.37%, over the term of the Convertible Notes.

NOTE 5: FAIR VALUE MEASUREMENTS

The following tables present the fair value of money market funds and marketable securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$36,581	$-	$36,581	$51,021	$-	$51,021

Marketable securities:
Corporate debentures	-	13,389	13,389	-	19,605	19,605
Government debentures	-	14,272	14,272	-	20,429	20,429

Total assets measured at fair value	$36,581	$27,661	$64,242	$51,021	$40,034	$91,055

NOTE 6: CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

From time to time the Company or its subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe it will have a material effect on its consolidated financial position, results of operations, or cash flows.

b.	Bank guarantees:

As of March 31, 2022, the Company obtained bank guarantees in the amount of $3,266, primarily in connection with an Investment Center grant of up to $3,106 expected to be received in 2022 which requires a bank guarantee in order to ensure the fulfillment of the grant terms.

c.	Government grants:

The Company has received grants from the IIA to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $37.3 million through March 31, 2022, of which $34.7 million is royalty-bearing grants and $2.6 million is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100%of the amount of grants received plus interest at LIBOR rate. Through March 31, 2022, no royalties have been paid or accrued. The Company’s contingent royalty liability to the IIA at March 31, 2022, including grants received by the Company and the associated LIBOR interest on all such grants totaled to $44.9 million.

NOTE 7: SHAREHOLDERS' EQUITY

a.	Ordinary shares:

Subject to the Company’s amended and restated Articles of Association, the holders of the Company’s ordinary shares have the right to receive notices to attend and vote in general meetings of the Company’s shareholders, and the right to share in dividends and other distributions upon liquidation.

b.	Warrants to investors:

As part of its 2017 investment round, the Company granted certain investors 4,323,978 warrants that will expire in July 2022. As of March 31, 2022, 1,010,466 of such warrants have been exercised into the Company’s ordinary shares.

NOTE 8: SHARE-BASED COMPENSATION

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

NOTE 8: SHARE-BASED COMPENSATION (Cont.)

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans as of March 31, 2022:

Three months ended March 31, 2022

Dividend yield	0%
Expected volatility of the share prices	66%
Risk-free interest rate	1.8%
Expected term (in years)	8

Based on the above inputs, the fair value of the options was determined to be $1.71 - $1.85 per option at the grant date.

NOTE 8: SHARE-BASED COMPENSATION (Cont.)

b.	The following table summarizes the number of options granted to employees under the Option Plans as of March 31, 2022 and related information:

	Amount of options	Weighted average exercise price

Balance as of December 31, 2021	4,411,424	$6.01

Granted	1,181,100	2.93
Exercised	(47,426)	1.60
Forfeited	(301,215)	6.74
Expired	(18,349)	6.70

Balance as of March 31, 2022	5,225,534	5.31

Exercisable as of March 31, 2022	2,417,453	$5.90

As of March 31, 2022, there are $11,848 of total unrecognized costs related to share-based compensation that are expected to be recognized over a period of up to four years.

c.	A summary of restricted shares and restricted share units activity as of March 31, 2022 is as follows:

	Amount of restricted shares and restricted shares units	Weighted average grant date fair value

Unvested as of December 31, 2021	531,477	$5.48

Granted	937,300	2.93
Vested	(42,911)	9.46
Forfeited	(75,117)	6.26

Unvested as of March 31, 2022	1,350,749	$3.54

NOTE 8: SHARE-BASED COMPENSATION (Cont.)

d.	The total share-based compensation expense related to all of the Company's equity-based awards, recognized for the three months ended March 31, 2022 and 2021 is comprised as follows:

	Three months ended March 31,
	2022	2021

Research and development expenses, net	$465	$311
Commercial expenses	290	171
General and administrative expenses	439	431
Total share-based compensation	$1,194	$913

NOTE 9: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company experienced a loss as of March 31, 2022; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

Details of the number of shares and loss used in the computation of loss per share:

	Three months ended March 31,
	2022		2021
	Weighted number of shares	Net loss attributable to equity holders of the Company	Weighted number of shares	Net loss attributable to equity holders of the Company

For the computation of basic and diluted loss	59,474,366	$20,223	59,122,973	$19,186

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, which was filed with the Securities and Exchange Commission, or the SEC, on March 24, 2022. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These statements speak only as of their date. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Omidubicel, our lead product candidate, is designed to address the limitations of hematopoietic stem cell transplantation. Omidubicel consists of NAM-expanded and enhanced hematopoietic stem cells and differentiated immune cells, including T cells. The final cell therapy product is cryopreserved until the patient is ready to begin the transplant, when it is thawed and infused. Omidubicel has the potential to be a stem cell graft in two broad patient groups: (i) patients with high-risk leukemias and lymphomas who require HSCT but who lack access to an appropriate matched related donor; and (ii) patients with severe hematologic disorders such as severe aplastic anemia.

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

In December 2021, we also reported data from an analysis of a subset of 37 patients from the Phase 3 randomized trial of omidubicel at Annual Meeting of the American Society of Hematology, or ASH. The analysis was aimed at investigating the reduced infection rates observed in the study and showed that the omidubicel-treated patients had more rapid recovery of a wide variety of immune cells including CD4+ T cells, B cells, NK cells and dendritic cell subtypes. The robust recovery of the immune system provides rationale for fewer severe bacterial, fungal and viral infections in patients treated with omidubicel. Additional analyses are ongoing to further characterize the immune recovery following omidubicel transplantation. In early 2022, the FDA agreed that the initiation of our rolling BLA submission for omidubicel was appropriate and we initiated the rolling submission process. We plan to submit the full BLA for omidubicel to the FDA by the end of the second quarter of 2022.

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

In September 2021, we submitted an investigational new drug application, or IND, for a Phase 1/2 clinical trial of GDA-201 in patients with follicular and diffuse large B-cell lymphomas. The FDA placed this IND on clinical hold prior to the initiation of patient dosing. The FDA has requested modifications in donor eligibility procedures and sterility assay qualification. On April 21, 2022, we received correspondence from the FDA indicating that we satisfactorily addressed all clinical hold issues identified by the FDA and that the FDA has removed the clinical hold and cleared our IND for GDA-201. We expect to open sites for enrollment in our Phase 1/2 study of GDA-201 in patients with follicular and diffuse large B-cell lymphomas in the second quarter of 2022.

We have incurred significant net losses since our formation in 1998. Our net losses were $20.2 million and $19.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, our accumulated deficit was $357.7 million. We expect to continue to incur losses for the foreseeable future, and our losses may fluctuate significantly from year to year. We expect that our expenses will increase substantially in connection with our ongoing activities as we:

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

To continue to fund our operations, we expect to continue to raise capital. We may obtain additional financing in the future through the issuance of our ordinary shares, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our current total existing funds will be sufficient to fund our operations into mid-2023. However, our ability to successfully transition to profitability or cash flow positivity will be dependent upon achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

Research and development expenses (net of grants) are recognized in the consolidated statements of comprehensive loss when incurred.

Through March 31, 2022, we have received an aggregate of approximately $37.3 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.7 million is royalty-bearing grants, and $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3% to 3.5% on all our revenue, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest calculated at a rate based on the 12-month LIBOR. We have not paid any royalties to the IIA to date. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Following consultations in December 2020 and January 2021, the ICE Benchmark Administration Limited (the “IBA”) announced that (i) it intended to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

A committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yen. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.

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

Pursuant to the IIA’s licensing rules, or the Licensing Rules, a grant recipient may enter into licensing arrangements or grant other rights in know-how developed under IIA programs outside of Israel, subject to the prior consent of the IIA and payment of license fees, calculated in accordance with the Licensing Rules. The amount of the license fees is based on various factors, including the consideration received by the licensor in connection with the license, and shall not exceed six times the amount of the grants received by the grant recipient (plus accrued interest) for the applicable know-how being licensed. In certain cases, such as when the license consideration includes nonmonetary compensation or when a “special relationship” exists between the licensor and licensee (e.g. when a party controls the other party or is the other party’s exclusive distributor), or when the agreed upon consideration does not reflect, in the IIA’s opinion, the market value of the license, the IIA may base the value of the transaction on an economic assessment that it obtains for such purpose.

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

Analysis of Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$11,305	11,360
Commercial expenses(1)	3,879	4,231
General and administrative expenses(1)	4,139	3,513
Operating loss	19,323	19,104
Financial expenses, net	900	82
Loss	20,223	19,186

(1)	Includes share-based compensation expense as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Research and development expenses, net	$465	311
Commercial expenses	290	171
General and administrative expenses	439	431
Total share-based compensation	$1,194	913

Research and development expenses, net

Research and development expenses, net, decreased by approximately $0.1 million to $11.3 million in the three months ended March 31, 2022 from $11.4 million in the three months ended March 31, 2021. The decrease was attributable mainly to a $1.1 million decrease in clinical activities relating to the conclusion of our Phase 3 clinical trial and decrease in GDA 201 clinical program offset by an increase of $1.0 million in salaries and benefits, consisting primarily of additional headcount focused on operational activities towards BLA submission.

Commercial expenses

Our commercial expenses decreased by approximately $0.3 million to $3.9 million in the three months ended March 31, 2022 from $4.2 million in the three months ended March 31, 2021. The decrease was attributable mainly to an approximate $1.7 million decrease in launch readiness activities, offset by an increase of $1.4 million in headcount related expenses, including restructuring.

General and administrative expenses

General and administrative expenses increased by approximately $0.6 million to $4.1 million in the three months ended March 31, 2022, up from $3.5 million in the three months ended March 31, 2021. The increase was attributable to a $0.2 million increase in professional services expenses and a new U.S. office lease agreement and of $0.4 million increase in headcount related expenses, including restructuring.

Financial expenses, net

Financial expenses, net, increased by approximately $0.8 million to $0.9 million in the three months ended March 31, 2022, compared to $0.1 million in the three months ended March 31, 2021. The increase was primarily due to $0.6 million in financing interest expenses from our convertible senior notes and $0.3 million decrease in the fair value of bonds, offset by an increase of $0.1 million in interest income from cash management.

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

We are devoting substantially all of our efforts toward research and development activities. In the course of such activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of March 31, 2022 was $357.7 million and negative cash flows from operating activities during the three months ended March 31, 2022 was $25.7 million. We are planning to finance our operations from our existing and potential future working capital resources and we continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on acceptable terms or in the amounts required. Based on our assessment of our financial position at the date of issuance of our consolidated financial statements for the three months ended March 31, 2022, we believe that our existing capital resources will be adequate to satisfy our expected liquidity requirements for at least twelve months from the issuance of the consolidated financial statements.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, as well as in our consolidated financial statements appearing in our Annual Report on form 10-K for the year ended December 31, 2021, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (i) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (ii) changes in the estimate could have a material impact on our financial condition or results of operations.

Convertible senior notes

On February 16, 2021 Gamida Cell Ltd.’s wholly owned U.S. subsidiary, Gamida Cell Inc., issued convertible senior notes, or the Notes, with an aggregate original principal amount of $75.0 million in a private placement. The Notes were issued on a senior unsecured basis, have a maturity date of February 15, 2026, bear 5.875% interest, and may be exchanged, at the election of the holder, for ordinary shares of Gamida Cell Ltd. at an initial per share price of $17.76, subject to adjustments. We account for the Notes in accordance with ASC 470-20 “Debt with Conversion and Other Options.” We early adopted ASU 2020-06 using the modified retrospective approach. The convertible senior notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives according to ASC 815-40.

The Notes are included in the calculation of diluted earnings per share, or EPS, if the assumed conversion into ordinary shares is dilutive, using the “if-converted” method. This involves adding back the periodic interest expense net of taxes associated with the Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS. Since the effect of the Notes on the diluted EPS was antidilutive, we did not include them in our calculation of the diluted EPS.

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

Significant Accounting Policies

See note 2 of the accompanying unaudited consolidated financial statements for the three months ended March 31, 2022 for a discussion of significant accounting policies.

Internal Control over Financial Reporting

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, completed the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404 and whether there are any material weaknesses or significant deficiencies in our existing internal controls. Based on this process, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Liquidity and Capital Resources.

Sources of Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the three months ended March 31, 2022 and March 31, 2021, we incurred a net loss of $20.2 million and $19.2 million, respectively, and net cash of $25.7 million and $20.8 million, respectively, was used in our operating activities. As of March 31, 2022 and December 31, 2021 we had working capital of $52.2 million and $73.2 million, respectively, and an accumulated deficit of $357.7 million and $337.5 million, respectively. Our principal sources of liquidity as of March 31, 2022 and December 31, 2021 consisted of cash and cash equivalents and trading financial assets of $69.7 million and $95.9 million, respectively.

Capital Resources

Overview

Through March 31, 2022, we have financed our operations primarily through private placements and public offerings of equity securities and through the grants received from the IIA.

Cash flows

The following table summarizes our statement of cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$(25.7)	(20.8)
Investing activities	11.8	(2.8)
Financing activities	0.1	71.3

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items mainly share based compensation.

Net cash used in operating activities was $25.7 million during the three months ended March 31, 2022, compared to $20.8 million used in operating activities during the three months ended March 31, 2021. The $4.9 million increase in cash used was attributable primarily due to cash payment relating to delays in launch readiness.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $11.8 million during the three months ended March 31, 2022, compared to $2.8 million used in investing activities during the three months ended March 31, 2021. The $14.6 million increase is primarily related to increase of $12.5 million of proceeds from maturity and purchase of marketable securities and changes in bank deposits, and, by an increase of $2.1 million from the Kiryat Gat equipment purchase.

Net cash provided by financing activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2022, compared to $71.3 million during the three months ended March 31, 2021. The $71.2 million decrease is primarily related to net proceeds of $70.8 million received from the 2021 issuance of our convertible senior notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Quarterly Report does not include an attestation report of our registered public accounting firm due to the Company’s emerging growth company status which provides an exemption.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II—Other Information

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be part of the ordinary course of business. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, in addition to the other information set forth in this Quarterly Report, including the consolidated financial statements and the related notes included elsewhere in this Quarterly Report, before purchasing our ordinary shares. If any of the following risks actually occurs, our business, financial condition, cash flows and results of operations could be negatively impacted. In that case, the trading price of our ordinary shares would likely decline and you might lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

We are a clinical-stage biopharmaceutical company. We have incurred net losses each year since our inception in 1998, including net losses of $89.8 million and $61.6 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $357.7 million.

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

Our financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing equity or debt financing or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to raise the requisite funds, we will need to curtail or cease operations concern. Developing our product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through preclinical studies and clinical development in an effort to obtain regulatory approval. We recently initiated submission of a Biologics License Application, or BLA, for omidubicel on a rolling basis, and we plan to submit the full BLA to the FDA in the second quarter of 2022. We also plan to continue our Phase 1/2 investigator-sponsored clinical trial of omidubicel for the treatment of severe aplastic anemia, and we expect to initiate a Phase 1/2 clinical trial of GDA-201 in patients with follicular and diffuse large B-cell lymphomas in 2022.

In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may never generate cash flow from operations sufficient to support our operations, service our debt and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, subject to the restrictions contained in the Indenture between Gamida Cell Ltd., Gamida Cell Inc., and Wilmington Savings Fund Society, FSB, entered into on February 16, 2021, or the Indenture, governing the Notes, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. As of March 31, 2022, we had cash and cash equivalents and trading financial assets of $69.7 million. We currently believe that our existing capital resources will be sufficient to meet our projected operating requirements into mid-2023. We will require significant additional financing in the future to fund our operations. Our future funding requirements will depend on many factors, including, but not limited to:

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting and export and import of drug products are subject to extensive regulation by the FDA, the EMA and by regulatory authorities in other countries. These regulations differ from country to country. To gain approval to market our product candidates, we must provide data from well-controlled clinical trials that adequately demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA, EMA or other regulatory authority. We have not yet obtained regulatory approval to market any of our product candidates in the United States or any other country. The FDA, EMA or other regulatory agencies can delay, limit or deny approval of our product candidates for many reasons, including:

●	regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials, including with respect to our and our third-party manufacturer’s production of omidubicel in commercial processes that has the same treatment profile as the product used in our successful Phase 3 clinical trial;

●	our inability to demonstrate that the product candidates are safe and effective for the target indication to the satisfaction of the FDA, EMA or other regulatory agencies;

●	regulatory requests to provide additional data regarding analytical and clinical comparability from our planned commercial manufacturing sites, or the failure of a regulatory agency to accept the manufacturing processes or facilities at our manufacturing site or those of third-party manufacturers with which we contract;

●	the FDA’s, EMA’s, or other regulatory agencies’ disagreement with our clinical trial protocol, the interpretation of data from preclinical studies or clinical trials, or adequacy of the conduct and control of clinical trials;

●	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals, including the clinical hold the FDA placed on our GDA-201 IND prior to the initiation of patient dosing for our planned Phase 1/2 study in NHL, which was removed by the FDA on April 21, 2022;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the patient population for which we seek approval;

●	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding safety or efficacy of our product candidates observed in clinical trials;

●	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;

●	any determination that a clinical trial presents unacceptable health risks to subjects;

●	our inability to obtain approval from institutional review boards, or IRBs, to conduct clinical trials at their respective sites;

●	the non-approval of the formulation, labeling or the specifications of our product candidates;

●	the potential for approval policies or regulations of the FDA, EMA or other regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval; or

●	resistance to approval from the advisory committees of the FDA, EMA or other regulatory agencies for any reason including safety or efficacy concerns.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. We may be subject to elevated cybersecurity risk due to Russia’s invasion of Ukraine. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We can provide no assurance that our current IT systems, software, or third party services, or any updates or upgrades thereto will be fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats.

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

As a public company whose ordinary shares are listed in the United States, we are subject to an extensive regulatory regime, requiring us, among other things, to maintain various internal controls and facilities and to prepare and file periodic and current reports and statements, including reports on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Complying with these requirements is costly and time consuming. In the event that we are unable to demonstrate compliance with our obligations as a public company in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC, or The Nasdaq Global Market, and investors may lose confidence in our operating results and the price of our ordinary shares could decline.

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

We are vulnerable to interest rate risk with respect to the grants received from the Israel Innovation Authority

Since our incorporation, we have received grants from the IIA relating to various projects. We were members of Bereshit Consortium, sponsored by IIA in which certain of our technologies were developed, such program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program. No royalties have been paid to the IIA in respect of any grant. Our total outstanding obligation to the IIA, including the interest accrued through March 31, 2022, amounts to approximately $44.9 million.

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

The Israeli Ministry of Health issued a GMP certificate for our manufacturing facility at Kiryat Gat, Israel in July 2021 and we are working to establish cGMP compliance under the FDA’s regulations. We do not have an extensive number of employees with the experience or ability to manufacture our product candidates at commercial levels. We may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. We also have not completed all of the characterization and validation activities necessary for commercialization and regulatory approval of omidubicel. If we do not conduct all such necessary activities in the second quarter of 2022, our commercialization efforts will be delayed.

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

Although we have a chief commercial officer to lead our efforts to commercialize omidubicel should it receive regulatory approval and we decide to commercialize omidubicel ourselves, we currently have a limited sales and marketing organization, and we have limited experience selling and marketing our product candidates. To successfully commercialize any product candidates that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If omidubicel or any other product candidate receives regulatory approval, we may establish a sales and marketing organization independently or by utilizing experienced third parties with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, all of which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities or identification of appropriate strategic partnering would adversely impact our ability to commercialize our product candidates.

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

Certain of our executive officers, directors and holders of more than 5% of our voting securities beneficially owned as of March 31, 2022 shares that represent approximately 38.8% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets (which may be determined based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our common shares, which may be volatile). Based upon the value of our assets, including any goodwill, and the nature and composition of our income and assets, we do not believe that we were classified as a PFIC for the taxable year ended December 31, 2021. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC in any taxable year. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for our taxable year ended December 31, 2021, and also expresses no opinion with regard to our expectations regarding our PFIC status in the future.

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

We are an emerging growth company, as defined in the JOBS Act, and we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies. For as long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

While our reporting and functional currency is the U.S. dollar, we pay a meaningful portion of our expenses in NIS, Euros and other currencies. All of the salaries of our employees, our general and administrative expenses (including rent for our real property facility in Israel), and the fees that we pay to certain of our partners, are denominated in NIS. Certain of our suppliers are located in Europe and are paid in Euros. As a result, we are exposed to the currency fluctuation risks relating to the denomination of our future expenses in U.S. dollars. More specifically, if the U.S. dollar becomes devalued against the NIS or the Euro, our NIS- or Euro- denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also (in the future) outweigh the positive effect of any appreciation of the U.S. dollar relative to the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. The Israeli rate of inflation did not have a material adverse effect on our financial condition during 2020 or 2021. Given our general lack of currency hedging arrangements to protect us from fluctuations in the exchange rates of the NIS or the Euro and other non-U.S. currencies in relation to the U.S. dollar (and/or from inflation of such non-U.S. currencies), we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or in Europe or the rate of devaluation (if any) of the U.S. dollar against the NIS or the Euro.

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

Not all our directors are residents of the United States and most our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and enforcement of judgments obtained in the United States against us or our non-U.S. directors may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form F-1 (File No. 333-227601), filed with the SEC on September 28, 2018).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gamida Cell Ltd.

May 12, 2022	By:	/s/ Julian Adams
Julian Adams
Chief Executive Officer and Director (Principal Executive Officer)

May 12, 2022	By:	/s/ Shai Lankry
Shai Lankry
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)