Form 10-Q
period 2022-06-30
Gamida Cell Ltd.
filed 2022-08-15
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 59,977,188 ordinary shares outstanding as of August 11, 2022.

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

i

Part I—Financial Information

Item 1. Financial Statements.

Gamida Cell ltd. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022

U.S. DOLLARS IN THOUSANDS

UNAUDITED

- - - - - - - - - - - - - -

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,890	$55,892
Marketable securities	17,172	40,034
Prepaid expenses and other current assets	2,294	2,688

Total current assets	57,356	98,614

NON-CURRENT ASSETS:
Restricted deposits	3,591	3,961
Property, plant and equipment, net	37,967	35,180
Operating lease right-of-use assets	6,107	7,236
Severance pay fund	1,579	2,148
Other long-term assets	1,421	1,647

Total non-current assets	50,665	50,172

Total assets	$108,021	$148,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2022	2021

LIABILITIES AND SHARHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$2,738	$8,272
Employees and payroll accruals	4,978	4,957
Operating lease liabilities	2,517	2,699
Accrued interest of convertible senior notes	1,652	1,640
Accrued expenses and other current liabilities	10,412	7,865

Total current liabilities	22,297	25,433

NON-CURRENT LIABILITIES:
Convertible senior notes, net	71,801	71,417
Accrued severance pay	1,840	2,396
Long-term operating lease liabilities	4,233	5,603

Total non-current liabilities	77,874	79,416

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Share capital -
Ordinary shares of NIS 0.01 par value - Authorized: 150,000,000 shares at June 30, 2022 (unaudited) and December 31, 2021; Issued 60,059,873 and 59,970,389 at June 30, 2022 (unaudited) and December 31, 2021 respectively; Outstanding: 59,977,188 and 59,970,389 shares at June 30, 2022 (unaudited) and December 31, 2021, respectively	169	169
Treasury ordinary shares of NIS 0.01 par value - 82,685 and 0 shares at June 30, 2022 (unaudited) and December 31, 2021, respectively	*	-
Additional paid-in capital	383,915	381,225
Accumulated deficit	(376,234)	(337,457)

Total shareholders’ equity	7,850	43,937

Total liabilities and shareholders’ equity	$108,021	$148,786

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	Unaudited

Research and development expenses, net	$10,563	$13,350	$21,868	$24,710
Commercial expenses	3,193	4,988	7,072	9,219
General and administrative expenses	4,290	3,874	8,429	7,387

Total operating loss	18,046	22,212	37,369	41,316

Financial expenses, net	508	1,345	1,408	1,427

Loss	$18,554	$23,557	$38,777	$42,743

Net loss per share attributable to ordinary shareholders, basic and diluted	0.31	0.40	0.65	0.72

Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	59,546,273	59,253,315	59,510,918	59,188,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30, 2022
	Ordinary shares		Treasury		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares		capital	deficit	equity

Balance as of March 31, 2022	59,946,298	$169	$	*	$382,495	$(357,680)	$24,984

Treasury shares	(7,568)	-		*	*	-	*
Exercise of options	-	-		-	-	-	-
Issuance of ordinary shares, net of issuance expenses	38,458	-		-	84	-	84
Share-based compensation	-	-		-	1,336	-	1,336
Loss	-	-		-	-	(18,554)	(18,554)

Balance as of June 30, 2022	59,977,188	$169	$	*	$383,915	$(376,234)	$7,850

	Six months ended June 30, 2022
	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares	capital	deficit	equity

Balance as of December 31, 2021	59,970,389	$169	$-	$381,225	$(337,457)	$43,937

Grant of restricted shares	3,600	*	-	*	-	*
Treasury shares	(82,685)	-	*	*	-	*
Exercise of options	47,426	*	-	76	-	76
Issuance of ordinary shares, net of issuance expenses	38,458	-	-	84	-	84
Share-based compensation	-	-	-	2,530	-	2,530
Loss	-	-	-	-	(38,777)	(38,777)

Balance as of June 30, 2022	59,977,188	$169	$ *	$383,915	$(376,234)	$7,850

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity

Balance as of March 31, 2021	59,406,972	$167	$377,783	$(266,850)	$111,100

Cancellation of restricted shares	(2,650)	-	-	-	-
Exercise of options	23,674	-	54	-	54
Share-based compensation	-	-	1,112	-	1,112
Loss	-	-	-	(23,557)	(23,557)

Balance as of June 30, 2021	59,427,996	$167	$378,949	$(290,407)	$88,709

	Six months ended June 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity

Balance as of December 31, 2020	59,000,153	$166	$376,369	$(247,664)	$128,871

Grant of restricted shares	156,484	*	*	-	*
Exercise of options	271,359	1	555	-	556
Share-based compensation	-	-	2,025	-	2,025
Loss	-	-	-	(42,743)	(42,743)

Balance as of June 30, 2021	59,427,996	$167	$378,949	$(290,407)	$88,709

*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:

Loss	$(38,777)	$(42,743)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation of property, plant and equipment	224	206
Financing expense (income), net	(273)	1,694
Share-based compensation	2,530	2,025
Amortization of issuance costs	385	269
Operating lease right-of-use assets	1,226	1,032
Operating lease liabilities	(1,649)	(1,187)
Accrued severance pay, net	14	-
Increase in prepaid expenses and other assets	(19)	(358)
Decrease in trade payables	(5,535)	(884)
Increase (decrease) in accrued expenses and current liabilities	2,285	(622)

Net cash used in operating activities	(39,589)	(40,568)

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,540)	(6,118)
Purchase of marketable securities	(3,708)	(68,151)
Proceeds from maturity of marketable securities	26,175	17,824
Proceeds (investments) from restricted deposits	500	(1,000)

Net cash provided by (used in) investing activities	$21,427	$(57,445)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30
	2022	2021

Cash flows from financing activities:

Proceeds from exercise of options	$76	$556
Proceeds from share issuance, net	84	-
Proceeds from issuance of convertible senior notes, net	-	70,777

Net cash provided by financing activities	160	71,333

Decrease in cash and cash equivalents	(18,002)	(26,680)
Cash and cash equivalents at beginning of period	55,892	127,170

Cash and cash equivalents at end of period	$37,890	$100,490

Significant non-cash transactions:

Purchase of property, plant and equipment on credit	282	1,563

Supplemental disclosures of cash flow information:
Cash paid for interest	$(2,203)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Omidubicel is the first bone marrow transplant product to receive Breakthrough Therapy Designation from the U.S. Food and Drug Administration (FDA) and has received orphan drug designation in the U.S. and in Europe.

In June 2022, the Company announced completion of the rolling Biologics License Application (BLA) submission to the FDA for omidubicel for the treatment of patients with blood cancers in need of an allogenic hematopoietic stem cell transplant.

In August 2022, the Company announced the FDA had accepted for filing the Company’s BLA for omidubicel for the treatment of patients with blood cancers in need of an allogenic hematopoietic stem cell transplant. The FDA granted Priority Review for the BLA and has set a Prescription Drug User Fee Act (PDUFA) target action date of January 30, 2023.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL (Cont.)

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

On April 26, 2022, the Company announced that the FDA cleared its investigational new drug (IND) application and removed the clinical hold for a cryopreserved formulation of GDA-201. In June the Company announced the activation of the initial clinical sites to screen and enroll patients in the company-sponsored Phase 1/2 study evaluating a cryopreserved formulation of GDA-201, a readily available cell therapy candidate for the treatment of follicular and diffuse large B cell lymphomas.

c.	Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2021 filed with the SEC on March 24, 2022. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL (Cont.)

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

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of June 30, 2022 was $376,234 and negative cash flows from operating activities during the six-month period ended June 30, 2022 was $39,589. The Company is planning to finance its operations from its existing and future working capital resources and to continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required.

e.	These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

f.	The Company has a wholly owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The Company has one operating segment and reporting unit.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates:

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The components of operating lease costs were as follows:

	Six months ended June 30,
	2022	2021

Operating lease costs	$1,417	$1,170
Short-term lease costs	84	74

Total lease costs	$1,501	$1,244

Supplemental balance sheet information related to operating leases is as follows:

Six months ended June 30, 2022

Weighted average remaining lease term (in years)	3.93
Weighted average discount rate	2.58%

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 3:- LEASES (Cont.)

Maturities of lease liabilities were as follows:

As of June 30, 2022

2022	$1,344
2023	1,602
2024	1,608
2025	1,206
2026	708
Thereafter	544

Total undiscounted lease payments	7,012
Less: Imputed interest	(262)

Present value of lease liabilities	$6,750

NOTE 4:- CONVERTIBLE SENIOR NOTES, NET

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 4:- CONVERTIBLE SENIOR NOTES, NET (Cont.)

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

As of June 30, 2022

Liability component:
Principal amount	$75,000
Issuance costs	(4,223)

Net of issuance costs	70,777
Amortized issuance costs	1,024

Net carrying amount	$71,801

The total issuance costs of the Convertible Notes amounted to $4,223 and are amortized to interest expenses at an annual effective interest rate of 7.37%, over the term of the Convertible Notes.

NOTE 5:- FAIR VALUE MEASUREMENTS

The following tables present the fair value of money market funds and marketable securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,682	$-	$32,682	$51,021	$-	$51,021

Marketable securities:
Corporate debentures	-	8,230	8,230	-	19,605	19,605
Government debentures	-	8,942	8,942	-	20,429	20,429

Total assets measured at fair value	$32,682	$17,172	$49,854	$51,021	$40,034	$91,055

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 6:- CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

From time to time the Company or its subsidiary may be involved in legal proceedings and/or litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe it will have a material effect on its consolidated financial position, results of operations, or cash flows.

b.	Bank guarantees:

As of June 30, 2022, the Company obtained bank guarantees in the amount of $2,964, primarily in connection with an Investment Center grant of up to $2,819 expected to be received in 2022 which requires a bank guarantee in order to ensure the fulfillment of the grant terms.

c.	Governments grants:

The Company has received grants from the IIA to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $36.6 million through June 30, 2022, of which $34.0 million is royalty-bearing grants and $2.6 million is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100% of the amount of grants received plus interest at LIBOR rate. Through June 30, 2022, no royalties have been paid or accrued. The Company’s contingent royalty liability to the IIA at June 30, 2022, including grants received by the Company and the associated LIBOR interest on all such grants totaled to $41.7 million.

NOTE 7:- SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

Subject to the Company’s amended and restated Articles of Association, the holders of the Company’s ordinary shares have the right to receive notices to attend and vote in general meetings of the Company’s shareholders, and the right to participated in dividends and other distributions upon liquidation.

b.	Warrants to investors:

As part of its 2017 investment round, the Company granted certain investors 4,323,978 warrants that will expire in July 2022. As of June 30, 2022, 1,010,466 of such warrants have been exercised into the Company’s ordinary shares. As of July 3, 2022 all 3,313,512 outstanding warrants expired.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 8:- SHARE-BASED COMPENSATION

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 8:- SHARE-BASED COMPENSATION (Cont.)

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
	(unaudited)

Dividend yield	0%	0%
Expected volatility of the share prices	66%	66%
Risk-free interest rate	1.8% - 2.75%	1.5% - 1.6%
Expected term (in years)	8	8

Based on the above inputs, the fair value of the options was determined to be $1.29 - $1.85 per option at the grant date.

b.	The following table summarizes the number of options granted to employees under the Option Plans as of June 30, 2022 and related information:

	Amount of options	Weighted average exercise price
	(unaudited)	(unaudited)

Balance as of December 31, 2021	4,411,424	$6.01

Granted	1,219,100	2.93
Exercised	(47,426)	1.60
Forfeited	(333,580)	6.67
Expired	(116,597)	5.20

Balance as of June 30, 2022	5,132,921	5.30

Exercisable as of June 30, 2022	2,517,106	$5.95

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 8:- SHARE-BASED COMPENSATION (Cont.)

As of June 30, 2022, there are $10,435 of total unrecognized costs related to share-based compensation that are expected to be recognized over a period of up to four years.

c.	A summary of restricted shares and restricted share units activity as of June 30, 2022 is as follows:

	Amount of restricted shares and restricted share units	Weighted average grant date fair value
	(unaudited)	(unaudited)

Unvested as of December 31, 2021	531,477	$5.48

Granted	945,300	2.92
Vested	(61,810)	8.19
Forfeited	(92,185)	5.96

Unvested as of June 30, 2022	1,322,782	$3.49

d.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six months ended June 30, 2022 and 2021 is comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)

Research and development expenses, net	$553	$372	$1,018	$683
Commercial expenses	358	229	648	400
General and administrative expenses	425	511	864	942

Total share-based compensation	$1,336	$1,112	$2,530	$2,025

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 9:- BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company has a loss for the three and six months ended June 30, 2022 and 2021; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

Details of the number of shares and loss used in the computation of loss per share:

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company

For the computation of basic and diluted loss	59,546,273	18,554	59,253,315	23,557	59,510,918	38,777	59,188,504	42,743

- - - - - - - - - - - - - -

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 9:- BASIC AND DILUTED NET LOSS PER SHARE (Cont.)

All outstanding convertible senior note options, warrants, outstanding share options, and restricted shares for the three and six months ended June 30, 2022 and 2021 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(unaudited)

Convertible senior notes	4,222,973	4,222,973	4,222,973	3,126,400
Warrants	3,313,512	3,313,512	3,313,512	3,313,512
Outstanding share options	5,132,921	4,272,846	4,946,420	4,003,264
Restricted shares	1,322,782	156,299	1,178,583	107,169
Total	13,992,188	11,965,630	13,661,488	10,550,345

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

In December 2021, we also reported data from an analysis of a subset of 37 patients from the Phase 3 randomized trial of omidubicel at Annual Meeting of the American Society of Hematology, or ASH. The analysis was aimed at investigating the reduced infection rates observed in the study and showed that the omidubicel-treated patients had more rapid recovery of a wide variety of immune cells including CD4+ T cells, B cells, NK cells and dendritic cell subtypes. The robust recovery of the immune system provides rationale for fewer severe bacterial, fungal and viral infections in patients treated with omidubicel. Additional analyses are ongoing to further characterize the immune recovery following omidubicel transplantation. In June 2022, we completed the submission of our omidubicel BLA to the FDA, and in July 2022, it was accepted for priority review. The FDA set an action date of January 30, 2023 under the Prescription Drug User Fee Act, or PDUFA, and indicated that it was not planning to hold an advisory committee meeting as part of the BLA review.

In addition, we have applied our NAM cell expansion technology to natural killer, or NK, cells, to develop our initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies. A fresh formulation of GDA-201 was evaluated in a Phase 1/2 investigator-sponsored trial for the treatment of relapsed or refractory non-Hodgkin lymphoma, or NHL, and multiple myeloma, or MM. Data from the trial demonstrate that GDA-201 was well-tolerated and no dose-limiting toxicities were observed in 19 patients with NHL and 16 patients with MM. The data show that therapy using GDA-201 with monoclonal antibodies demonstrated significant clinical activity in heavily pretreated patients with advanced NHL. Of the 19 patients with NHL, 13 complete responses and one partial response were observed, with an overall response rate of 74% and a complete response rate of 68%. At the December 2021 Annual Meeting of ASH, we reported two-year follow-up data from this clinical trial and reported on two-year outcomes and cytokine biomarkers associated with survival. The data demonstrated a median duration of response of 16 months (range 5-36 months), an overall survival at two years of 78% (95% CI, 51%–91%) and a safety profile similar to that reported previously.

In September 2021, we submitted an investigational new drug application, or IND, for a Phase 1/2 clinical trial of a cryopreserved formulation GDA-201 in patients with follicular and diffuse large B-cell lymphomas, which was subsequently placed on clinical hold prior to the initiation of patient dosing. On April 21, 2022, we received correspondence from the FDA indicating that we satisfactorily addressed all clinical hold issues identified by the FDA and that the FDA has removed the clinical hold and cleared our IND for GDA-201. In May 2022, we opened enrollment in our Phase 1/2 study of GDA-201 in patients with follicular and diffuse large B-cell lymphomas. In August 2022, we announced that the first patient was dosed with GDA-201 in this study.

We have incurred significant net losses since our formation in 1998. Our net losses were $38.8 million and $42.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, our accumulated deficit was $376.2 million. We expect to continue to incur losses for the foreseeable future, and our losses may fluctuate significantly from year to year. We are currently assessing whether, if the FDA approves omidubicel for marketing in the United States, to market the product ourselves or to pursue strategic alternatives for the commercialization of omidubicel. If we decide to market omidubicel ourselves, we will require substantial additional funding.

We expect that our expenses will increase substantially in connection with our ongoing activities as we:

●	seek regulatory approval for omidubicel and work with the FDA during the priority review period for our BLA for omidubicel;

●	establish a sales, marketing and distribution infrastructure, if we do not pursue a strategic partnership for commercialization, and scale up manufacturing capabilities to commercialize omidubicel upon obtaining regulatory approval;

●	progress our ongoing Phase 1/2 clinical trial of GDA-201 in patients with NHL;

●	continue the preclinical development of our other product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	add equipment and physical infrastructure to support our research and development and commercialization efforts;

●	hire additional clinical development, regulatory, commercial, quality control and manufacturing personnel; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization.

Although we completed two equity financing transactions in 2020 and a convertible debt financing in 2021, we will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval and prepare for and, if any of our product candidates are approved, proceed to commercialization.

We may obtain additional financing in the future through the issuance of our ordinary shares, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our current total existing funds will be sufficient to fund our operations into mid-2023, excluding the cost of commercializing omidubicel. Our ability to successfully transition to profitability or cash flow positivity will be dependent upon achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Through June 30, 2022, the Company has funded its operations with the proceeds from the sale of equity and debt. The Company has incurred recurring losses since its inception, including net losses of $38.8 million and $42.7 million for the six months ended June 30, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of $376.2 million as of June 30, 2022. The Company expects to continue to generate operating losses for the foreseeable future. The Company’s expectation that it will generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date of the condensed consolidated financial statements included elsewhere in this Quarterly Report. If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its clinical development programs, assess strategic alternatives for the commercialization of omidubicel or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

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

Through June 30, 2022, we have received an aggregate of approximately $36.6 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.0 million is royalty-bearing grants, and $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3% to 3.5% on all our revenue, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest calculated at a rate based on the 12-month LIBOR. We have not paid any royalties to the IIA to date. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Following consultations in December 2020 and January 2021, the ICE Benchmark Administration Limited, or the IBA, announced that (i) it intended to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

A committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. The Federal Reserve Bank of New York began publishing SOFR in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yen. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.

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

Pursuant to the IIA’s licensing rules, or the Licensing Rules, a grant recipient may enter into licensing arrangements or grant other rights in know-how developed under IIA programs outside of Israel, subject to the prior consent of the IIA and payment of license fees, calculated in accordance with the Licensing Rules. The amount of the license fees is based on various factors, including the consideration received by the licensor in connection with the license, and shall not exceed six times the amount of the grants received by the grant recipient (plus accrued interest) for the applicable know-how being licensed. In certain cases, such as when the license consideration includes nonmonetary compensation or when a “special relationship” exists between the licensor and licensee (e.g., when a party controls the other party or is the other party’s exclusive distributor), or when the agreed upon consideration does not reflect, in the IIA’s opinion, the market value of the license, the IIA may base the value of the transaction on an economic assessment that it obtains for such purpose.

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

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of omidubicel or any of our other product candidates. However, with the objective of extending our cash runway into mid-2023, consistent with the anticipated timeline for potential U.S. approval of omidubicel, we have been reducing operating expenses primarily by implementing a workforce reduction of approximately 10% in January 2022 and delaying other hiring and planned spending this year. A majority of the anticipated savings is in research and development expenses.

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

We incur expenses related to audit, legal, regulatory and tax-related services, director and officer insurance premiums, executive compensation, and other customary costs associated with being a public company subject to the US domestic issuer listing requirements of Nasdaq and the SEC.

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

Analysis of Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$10,563	$13,350	$(2,787)%	(20.9)%
Commercial expenses(1)	3,193	4,988	(1,795)	(36.0)
General and administrative expenses(1)	4,290	3,874	416	10.7
Operating loss	18,046	22,212	(4,166)	(18.8)
Financial expenses, net	508	1,345	(837)	(62.2)
Loss	$18,554	$23,557	$(5,003)%	(21.2)

(1)	Includes share-based compensation expense as follows:

	Three Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Research and development expenses, net	$553	$372	$181%	48.7%
Commercial expenses	358	229	129	56.3
General and administrative expenses	425	511	(86)	(17.0)
Total share-based compensation	$1, 336	$1,112	$224%	20.0

Research and development expenses, net

Research and development expenses, net, decreased by approximately $2.8 million to $10.6 million in the three months ended June 30, 2022 from $13.4 million in the three months ended June 30, 2021. The decrease was attributable mainly to a $2.4 million decrease in clinical activities relating to the conclusion of our Phase 3 clinical trial and decrease of $0.4 million in GDA 201 clinical program.

Commercial expenses

Our commercial expenses decreased by approximately $1.8 million to $3.2 million in the three months ended June 30, 2022 from $5.0 million in the three months ended June 30, 2021. The decrease was attributable mainly to an approximate $2.1 million decrease in launch readiness activities, offset by an increase of $0.3 million in headcount related expenses.

General and administrative expenses

General and administrative expenses increased by approximately $0.4 million to $4.3 million in the three months ended June 30, 2022, up from $3.9 million in the three months ended June 30, 2021. The increase was attributable to a $0.9 million increase in professional services expenses and a new U.S. office lease agreement, offset by a decrease of $0.5 million in headcount related expenses.

Financial expenses, net

Financial expenses, net, decreased by approximately $0.8 million to $0.5 million in the three months ended June 30, 2022, compared to $1.3 million in the three months ended June 30, 2021. The decrease was primarily due to $0.6 million in non-cash expenses and an increase of $0.2 million in interest income from cash management.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$21,868	$24,710	$(2,842)%	(11.5)%
Commercial expenses(1)	7,072	9,219	(2,147)	(23.3)
General and administrative expenses(1)	8,429	7,387	1,042	14.1
Operating loss	37,369	41,316	(3,947)	(9.6)
Financial expenses, net	1,408	1,427	(19)	(1.3)
Loss	$38,777	$42,743	$(3,966)%	(9.3)

(1)	Includes share-based compensation expense as follows:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Research and development expenses, net	$1,018	$683	$335%	49%
Commercial expenses	648	400	248	62
General and administrative expenses	864	942	(78)	(8.4)
Total share-based compensation	$2,530	$2,025	$505%	24.9

Research and development expenses, net

Research and development expenses, net, decreased by approximately $2.8 million to $21.9 million in the six months ended June 30, 2022 from $24.7 million in the six months ended June 30, 2021. The decrease was attributable mainly to a $4.3 million decrease in clinical activities relating to the conclusion of our Phase 3 clinical trial and decrease in GDA 201 clinical program offset by an increase of $1.2 million in salaries and benefits, consisting primarily of additional headcount focused on operational activities in connection with the omidubicel BLA submission and an increase of $0.3 million in IIA grants and other expenses.

Commercial expenses

Our commercial expenses decreased by approximately $2.1 million to $7.1 in the six months ended June 30, 2021 from $9.2 million in the six months ended June 30, 2021. The decrease was attributable mainly to a $3.9 million decrease in launch readiness activities, offset by an increase of $1.8 million in headcount related expenses, including restructuring.

General and administrative expenses

General and administrative expenses increased by approximately $1.0 million to $8.4 million in the six months ended June 30, 2022, up from $7.4 million in the six months ended June 30, 2021. The increase was attributable to a $0.8 million increase in professional services expenses and a $0.2 million increase in new U.S. office lease agreement.

Financial expenses, net

Financial expenses, net, decreased by approximately $0.02 million to $1.4 million in the six months ended June 30, 2022, compared to $1.4 million in the six months ended June 30, 2021. The decrease was primarily due to an increase of $0.2 million in other non cash income offset by an increase of $0.2 million in financing interest expenses from our convertible senior notes.

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

We are devoting substantially all of our efforts toward research and development activities. In the course of such activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of June 30, 2022 was $376.2 million and negative cash flows from operating activities during the six months ended June 30, 2022 was $39.6 million. We are planning to finance our operations from our existing and potential future working capital resources and we continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on acceptable terms or in the amounts required. As of August 15, 2022, the date of issuance of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments of $55.1 million as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into mid-2023, excluding the cost of commercializing omidubicel. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described in Note 1(d) to the financial statements. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, as well as in our consolidated financial statements appearing in our Annual Report on form 10-K for the year ended December 31, 2021, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (i) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (ii) changes in the estimate could have a material impact on our financial condition or results of operations.

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

Significant Accounting Policies

See note 2 of the accompanying unaudited consolidated financial statements for the six months ended June 30, 2022 for a discussion of significant accounting policies.

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

Liquidity and Capital Resources.

Sources of Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the six months ended June 30, 2022 and June 30, 2021, we incurred a net loss of $38.8 million and $42.7 million, respectively, and net cash of $39.6 million and $40.6 million, respectively, was used in our operating activities. As of June 30, 2022 and December 31, 2021 we had working capital of $35.1 million and $73.2 million, respectively, and an accumulated deficit of $376.2 million and $337.5 million, respectively. Our principal sources of liquidity as of June 30, 2022 and December 31, 2021, consisted of cash and cash equivalents and trading financial assets of $55.1 million and $95.9 million, respectively.

Capital Resources

Overview

Through June 30, 2022, we have financed our operations primarily through private placements and public offerings of equity securities and through the grants received from the IIA. We have also entered into an Open Market Sale Agreement under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50 million from time to time through Jefferies LLC. Pursuant to the Open Market Sales Agreement and upon delivery of notice by the Company, Jefferies may sell our ordinary shares under an “at the market offering.” From inception through to December 31, 2021 we did not sell any shares under this facility. During the six months ended June 30, 2022, we sold 38,458 shares pursuant to the Sales Agreement for net proceeds of $0.1 million, after deducting commissions.

Cash flows

The following table summarizes our statement of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Net cash provided by (used in)
Operating activities	$(39,589)	$(40,568)	$979	2.4%
Investing activities	21,427	(57,445)	78,872	137.3
Financing activities	160	71,333	(71,173)	(99.8)

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items mainly share based compensation.

Net cash used in operating activities was $39.6 million during the six months ended June 30, 2022, compared to $40.6 million used in operating activities during the six months ended June 30, 2021. The $1.0 million decrease in cash used was attributable primarily due to cash payment relating to delays in launch readiness.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $21.4 million during the six months ended June 30, 2022, compared to $57.4 million used in investing activities during the six months ended June 30, 2021. The $78.9 million increase is primarily related to increase of $74.3 million of proceeds from maturity and purchase of marketable securities and changes in restricted deposits, and, by a decrease of $4.6 million from the Kiryat Gat equipment purchase.

Net cash provided by financing activities

Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2022, compared to $71.3 million during the six months ended June 30, 2021. The $71.1 million decrease is primarily related to net proceeds of $70.8 million received from the 2021 issuance of our convertible senior notes.

Funding Requirements

We believe that our existing funds will enable us to fund our operating expenses and capital expenditure requirements into mid-2023, excluding the cost of commercializing omidubicel. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We are currently assessing whether, if the FDA approves omidubicel for marketing in the United States, to market the product ourselves or to pursue strategic alternatives for the commercialization of omidubicel. If we decide to market omidubicel ourselves, we will require substantial additional funding. Our present and future funding requirements will depend on many additional factors, including, among other things:

●	the progress of the FDA’s priority review of our BLA filing for omidubicel;

●	the progress of our ongoing Phase 1/2 clinical trial of GDA-201, and the progress, timing and completion of preclinical studies of our other product candidates;

●	the costs related to obtaining regulatory approval for omidubicel and any of our other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of these product candidates;

●	selling, marketing and patent-related activities undertaken in connection with the commercialization of omidubicel, if we determine to internally commercialize the product, if approved;

●	the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third-party intellectual property rights; and

●	establishing a sales, marketing and distribution infrastructure and scaling up manufacturing capabilities to commercialize any products for which we obtain regulatory approval and determine to commercialize internally.

We have annual operating lease obligations related to our Haddasah production facility of approximately $1.0 million, which is included in research and development expense. We additionally have annual operating lease obligations related to our Boston and Kiryat Gat facilities in aggregate of $1.1 million, which is included in general and administrative expense.

Furthermore, we expect to continue to incur substantial costs associated with operating as a public company subject to US domestic filer regulations. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability, which raises substantial doubt regarding our ability to continue as a going concern absent access to additional sources of liquidity.

●	Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding in the future to continue to sufficiently fund our operations and pay our substantial debt, including our 5.875% convertible senior notes that mature in February 2026, or the Notes.

●	We may not have the ability to raise the funds necessary to repurchase the Notes for cash upon a fundamental change.

●	The Indenture governing the Notes contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete or that could adversely affect our liquidity.

●	Raising additional capital may cause dilution to our shareholders and our share price to fall, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We have never generated any revenue from product sales and may never be profitable.

●	Our business could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

●	We are heavily dependent on the success of our product candidates, including obtaining regulatory approval to market our product candidates in the United States, the European Union and other geographies.

●	We may be unable to obtain regulatory approval for our product candidates.

●	The results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The success of our NAM technology platform and our product candidates is substantially dependent on developments within the emerging field of cellular therapies, some of which are beyond our control.

●	Because our product candidates are based on novel technologies, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

●	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent us from proceeding with clinical trials.

●	Our product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any, and result in costly and damaging product liability claims against us.

●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any of our product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market and distribute our products after clearance or approval is obtained.

●	We rely on third parties to conduct certain elements of our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of human umbilical cord blood units, or CBUs, at cord blood banks for the manufacture of omidubicel.

●	If we are unable to obtain, maintain or protect intellectual property rights related to any of our product candidates or any future product candidates, we may not be able to compete effectively in our market.

●	Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenue.

●	We may not be successful in our efforts to identify, discover or license additional product candidates.

●	We do not have experience producing our product candidates at commercial levels or operating a cGMP manufacturing facility and may not obtain the necessary regulatory approvals or produce our product candidates at the quality, quantities, locations and timing needed to support commercialization.

●	We currently have limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the potential commercial launch of omidubicel or enter into agreements with third parties to market and sell omidubicel, if approved, we may be unable to generate any product revenue.

●	If we receive marketing approval for our product candidates, sales will be limited unless the product achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. We have incurred net losses each year since our inception in 1998, including net losses of $89.8 million and $61.6 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $376.2 million.

We have devoted substantially all our financial resources to designing and developing our product candidates, including conducting preclinical studies and clinical trials, building a manufacturing facility at Kiryat Gat, Israel and providing general and administrative support for these operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenue and profitability, which we do not expect to occur for at least several years, is dependent upon our ability to successfully complete the development of our product candidates, and to obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, or both, in order to continue operations.

We are currently assessing whether, if the FDA approves omidubicel for marketing in the United States, to market the product ourselves or to pursue strategic alternatives for the commercialization of omidubicel. If we decide to market omidubicel ourselves, we will require substantial additional funding. We anticipate that our expenses will increase substantially based on a number of additional factors, including to the extent that we:

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

There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding in the future to continue to sufficiently fund our operations and pay our substantial debt, including our convertible senior notes that mature in February 2026.

Our financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing equity or debt financing or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. Our unaudited condensed consolidated financial statements and of and for the three and six months ended June 30, 2022 accompanying this quarterly report note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity.

In order to fund further operations, including commercializing omidubicel ourselves, we will need to raise capital. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to raise the requisite funds, we will need to curtail or cease operations. Developing our product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through preclinical studies and clinical development in an effort to obtain regulatory approval. In June 2022, we completed the submission of our omidubicel BLA to the FDA, and in July 2022, it was accepted for priority review. The FDA set an action date of January 30, 2023 under the Prescription Drug User Fee Act, or PDUFA, and indicated that it was not planning to hold an advisory committee meeting as part of the BLA review. We also plan to continue our Phase 1/2 investigator-sponsored clinical trial of omidubicel for the treatment of severe aplastic anemia, and we opened enrollment of our Phase 1/2 clinical trial of GDA-201 in patients with follicular and diffuse large B-cell lymphomas in May 2022.

In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may never generate cash flow from operations sufficient to support our operations, service our debt and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, subject to the restrictions contained in the Indenture between Gamida Cell Ltd., Gamida Cell Inc., and Wilmington Savings Fund Society, FSB, entered into on February 16, 2021, or the Indenture, governing the Notes, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. We currently believe that our existing capital resources will be sufficient to meet our projected operating requirements into mid-2023, excluding the cost of commercializing omidubicel. We will require significant additional financing in the future to fund our operations. Our future funding requirements will depend on many factors, including, but not limited to:

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

Subject to certain exceptions and qualifications, the Indenture governing the Notes restricts our ability to, among other things, (i) pay dividends or make other payments or distributions on capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, (iii) sell assets or dispose of certain material assets, (iv) enter into certain transactions with affiliates, (v) merge, consolidate or sell all or substantially all assets. The Indenture also requires us to make an offer to repurchase the Notes upon the occurrence of certain asset sales or disposition of certain material assets. These restrictions may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. The Indenture governing the Notes also provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest or additional amounts for 30 days, (ii) failure to pay the principal of the notes when due at maturity, upon redemption, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to comply with our obligation to exchange the Notes in accordance with the Indenture upon a holder’s exercise of its exchange right, (iv) not issuing certain notices required by the Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the Notes or the Indenture, (vi) a default or other failure by us to make required payments under our other indebtedness having an outstanding principal amount of $10.0 million or more, (vii) failure by us to pay final judgments aggregating in excess of $20.0 million, and (viii) certain events of bankruptcy or insolvency. In particular, pursuant to the Indenture, we have agreed to maintain a consolidated cash and cash equivalents balance of at least $20 million. Our failure to comply with this liquidity covenant would constitute a default under the Indenture, which would mature into an event of default if we continue to be out of compliance for more than 60 days after notice from the holders or the trustee. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately. Such acceleration of our debt could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the Notes or if alternate funding is not available to us. Furthermore, if we are unable to repay the Notes upon an acceleration or otherwise, we would be forced into bankruptcy or liquidation.

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

Uncertainty caused by the ongoing COVID-19 pandemic and related government and private sector responsive actions have impacted and may continue to impact the global economy and financial markets. The COVID-19 pandemic has also disrupted the global supply chain. Despite the increased availability of COVID-19 vaccines, due to the continuing and evolving nature of the COVID-19 pandemic and the potential for periods of increases in case numbers and the emergence and spread of virus variants in communities in which we and our customers operate, it is impossible to predict all the effects and the ultimate impact of the COVID-19 pandemic, as the situation continues to evolve.

Our business could be adversely affected by the effects of the ongoing COVID-19 pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations as well as causing significant disruption in the operations and business of third-party manufacturers, CROs, and other services providers.

Some of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries that continue to be highly affected by COVID-19. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities, or the availability or cost of materials, which would disrupt our supply chain, and should they experience additional disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. Currently, we expect no material impact on the clinical supply of omidubicel or GDA-201.

Our clinical trials may also be affected by the COVID-19 pandemic. While clinical site initiation and patient enrollment in our Phase 1/2 clinical trial of GDA-201 are underway, we may experience delays due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our future clinical trial operations.

The uncertainty around the duration of business disruptions may materially and adversely impact the national and/or global economy. The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the timing, acceptance, and efficacy of vaccinations and possible achievement of herd immunity in various locations, the occurrence of virus mutations and variants, the pandemic’s impact on capital and financial markets, and any new information that may emerge concerning the virus, vaccines, and containment, all of which may vary across regions. Any of these factors could have a material adverse impact on our business, financial condition, operating results, and ability to execute and capitalize on our strategies.

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

To date, we have deployed all our efforts and financial resources to: (i) research and develop our NAM, or nicotinamide, cell expansion platform, our lead product candidate, omidubicel, for the treatment of hematologic malignancies, and our second product candidate, GDA-201, for the treatment of NHL, and our other potential product candidates, including conducting preclinical and clinical studies and providing general and administrative support for these operations; and (ii) develop and secure our intellectual property portfolio for our product candidates. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our current and future product candidates. Our product candidates’ marketability is subject to significant risks associated with successfully completing current and future clinical trials and commercializing our product candidates that receive regulatory approval, including:

●	our ability to develop, qualify and maintain a commercially viable manufacturing process that is compliant with cGMP and produces omidubicel that has the same treatment profile as the products used in our clinical trials, whether at our facility at Kiryat Gat or through third party manufacturers;

●	successful progress on and completion of the Phase 1/2 clinical trial of GDA-201;

●	acceptance by the FDA, EMA or other regulatory agencies of our parameters for regulatory approval relating to omidubicel and our other product candidates, including our proposed indications, primary and secondary endpoint assessments and measurements, safety evaluations and regulatory pathways;

●	the acceptance by the FDA, EMA or other regulatory agencies of the number, design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from preclinical studies or clinical trials;

●	our ability to successfully complete the clinical trials of our product candidates, including timely patient enrollment and acceptable safety and efficacy data and our ability to demonstrate the safety and efficacy of the product candidates undergoing such clinical trials;

●	the acceptance by the FDA of the sufficiency of the data we collect from our preclinical studies and our investigator-sponsored Phase 1/2 clinical trial of omidubicel for the treatment of severe aplastic anemia;

●	the willingness of the FDA, EMA or other regulatory agencies to schedule an advisory committee meeting in a timely manner to evaluate and decide on the approval of our regulatory filings, if such advisory committee meetings are required;

●	the recommendation of the FDA’s advisory committee to approve our applications to market omidubicel and our other product candidates in the United States, and the EMA in the European Union, if such advisory committee reviews are scheduled, without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

●	the satisfaction of the FDA, EMA or other regulatory agencies with the safety and efficacy of our product candidates;

●	the prevalence and severity of adverse events associated with our product candidates;

●	the timely and satisfactory performance by third-party contractors, trial sites and principal investigators of their obligations in relation to our clinical trials;

●	our success in educating medical professionals and patients about the benefits, administration and use of our product candidates, if approved;

●	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

●	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

●	the extent to which third-party payers provide coverage and adequate reimbursement for procedures utilizing our products; and/or

●	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our product candidates and to regulatory guidelines.

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

In the United States, we are required to submit a BLA to obtain FDA approval before marketing omidubicel or any of our product candidates. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency, or efficacy, for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. In November 2021, we completed a Type B Pre-Biologics License Application, or pre-BLA meeting, with the FDA for omidubicel during which the FDA requested that we provide revised analysis of the manufacturing data generated at our wholly-owned commercial manufacturing facility in Kiryat Gat, Israel to demonstrate the comparability to the omidubicel that was produced at the clinical manufacturing sites for the Phase 3 study. Although the FDA has agreed that we established analytical comparability between the omidubicel product that is manufactured at our commercial manufacturing facility and the omidubicel product that was manufactured for the Phase 3 trial, there is no guarantee that we will continue to meet the FDA’s manufacturing requirements in the future.

As part of the review process for our omidubicel BLA, the FDA will likely conduct an inspection of our Kiryat Gat, Israel manufacturing facility to ensure that it can manufacture omidubicel and our other product candidates, if and when approved, in compliance with the applicable regulatory requirements. The FDA also inspected our clinical trial sites to ensure that our studies were properly conducted. Obtaining approval of a BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. Although the FDA has accepted our BLA for filing on a priority review basis, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will approve our application. If the FDA requires additional studies or data, or if our manufacturing facility fails to pass inspection, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. Clinical site initiation and patient screening and enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Investigators and patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be limited, which in turn could adversely impact our clinical trial operations. Additionally, we may experience interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic. As a result of the COVID-19 pandemic, we have faced and may continue to face delays in meeting our anticipated timelines for our ongoing and planned clinical trials. Specifically, the submission of our BLA for omidubicel was delayed, in part, as a result of the impact of the COVID-19 pandemic on our operations.

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

Results from preclinical studies or early-stage clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. For example, our first Phase 1/2 clinical trial, which was an investigator-initiated trial using the fresh formulation of GDA-201 demonstrated no dose-limiting toxicities and significant clinical activity in patients with non-Hodgkin lymphoma, with 13 complete responses and one partial response observed in 19 patients, for an overall response rate of 74%. However, further clinical trials may show that the response rate in a larger sample size is lower than 74%, or there may be new toxicities reported. A decrease in efficacy or a significantly different safety profile cause us to abandon further development of GDA-201 in this indication.

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

Further, patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. Severe (grade 4) infusion reactions have also been reported in approximately 4% of patients treated with omidubicel. The most common adverse events related to omidubicel were graft versus host disease, or GvHD, (10%), pain (8%), transplant failure (4%), hypertension (4%), and dyspnea (2%). During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. In our Phase 1/2 clinical trial of omidubicel for the treatment of sickle cell disease, or SCD, which is a chronic illness, two of the patients died: one due to chronic GvHD and the other due to secondary graft failure. In our Phase 1/2 trial of omidubicel for the treatment of hematologic malignancies, approximately 10% of patients who received omidubicel experienced serious GvHD. In our first Phase 1/2 clinical trial of GDA-201, adverse events included one patient who died of E. coli sepsis. There was also a low level of sporadic engraftment failures. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, Congress is considering additional health reform measures. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

Doctors may recommend that patients undergo stem cell transplantation using cells from matched related donors, matched or mismatched unrelated donors, haploidentical donors or unmodified umbilical cord blood instead of using omidubicel or may choose other therapy options instead of our other NAM-derived product candidates. In addition, there are several clinical-stage development programs that seek to improve umbilical cord blood transplantation through the use of ex vivo expansion technologies to increase the quantity of hematopoietic stem cells for use in HSCT or the use of ex vivo differentiation technologies to increase the quantity of hematopoietic progenitor cells for use in HSCT. We are aware of several other companies with product candidates in various stages of development for allogeneic HSCT grafts, including but not limited to Magenta Therapeutics, ExCellThera, Garuda Therapeutics and Bellicum Pharmaceuticals, and for NK cells, including, Takeda Pharmaceutical Company Limited, Fate Therapeutics, Artiva, Sanofi, MiNK Therapeutics, ONK Therapeutics, Shoreline, Cellularity, NKarta, Wugen, Century Therapeutics, Appia Bio and FujiFilm Cellular Dynamics. In addition, many universities and private and public research institutes may develop technologies of interest to us but license them to our competitors. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than omidubicel or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

Collection and use of data, including personal information, is governed by restrictive regulations that could lead to government enforcement actions, private litigation, adverse publicity, or other adverse actions that could negatively affect our operating results of business.

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

Further, the patent position of biopharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsettled. This renders the patent prosecution process particularly expensive and time-consuming. There is no assurance that all potentially relevant prior art relating to our patent applications has been found and that there are no material defects in the form, preparation, or prosecution of our patent applications, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad, which may result in such patents being narrowed, found unenforceable or invalidated. For example, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in post-grant review procedures, oppositions, derivations, reexaminations, inter parts review, or IPR, or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Furthermore, even if they are unchallenged, our patent applications and any future patents may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Risks Related to Our Business Operations

Our future success depends in part on our ability to retain or replace our senior management team and to attract, retain and motivate other qualified personnel.

We are highly dependent on the members of our senior management team, including our chief executive officer, Julian Adams, and our chief financial officer, Shai Lankry. The loss of their services without a proper replacement may adversely impact the achievement of our objectives. Our employees may leave our employment at any time. We are actively conducting a process to identify a successor to Dr. Adams, our chief executive officer, in connection with his intended retirement and to support our potential evolution to a commercial-stage company, although we have not yet appointed any candidate to replace him and no definitive timeline has been set forth for the transition. Dr. Adams has committed to remain in his position until a qualified successor is installed, and thereafter he is expected to continue to serve our company as a director on our board and in an additional capacity to be determined. In addition, to support our potential evolution to a commercial-stage company, we are actively conducting a process to identify a successor to Mr. Lankry, our chief financial officer, although no candidate has yet been selected to replace him and no definitive timeline has been set forth for the transition. Mr. Lankry has also committed to remain in his position until a qualified successor is installed, and thereafter he is expected to continue to serve our company in a senior role within our Finance organization. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue for the foreseeable future. This is particularly the case in Israel and Boston, Massachusetts, where our operations are focused and where there is a “war for talent” among members of our industry. As a result, competition for skilled personnel is intense, and the turnover rate is high. We may not be able to attract and retain personnel, including a new chief executive officer or new chief financial officer, on acceptable terms or at all, given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical studies or a failure or delay in obtaining regulatory approval of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of any members of our senior management team without proper replacement, may impede the progress of our research, development and commercialization objectives. Even if we are able to identify qualified personnel to replace senior management, including our chief executive officer and chief financial officer, the replacement of current members of our management team could be disruptive to our daily operations.

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

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, medical epidemics, labor disputes, war or other business interruptions. Although we have limited business interruption insurance policies in place, any interruption could come with high costs for us, as salaries and loan payments would usually continue. Moreover, any interruption could seriously harm one or more of our research, development or manufacturing programs, the commercialization of any approved product or our clinical trial operations. For example, the current COVID-19 pandemic has, at points, caused an interruption in our ongoing and planned clinical trials activities. In addition, the submission of our BLA for omidubicel was delayed, in part, as a result of the impact of the COVID-19 pandemic on our operations. Moreover, at the end of 2021 and into 2022, tensions between the United States and Russia escalated when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border and, in February 2022, Russia invaded Ukraine. In response, North Atlantic Treaty Organization, or NATO has deployed additional military forces to Eastern Europe, including to Lithuania, and the Biden administration implemented certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates or commercialize our products. In addition, the conflict has had significant ramifications on global financial markets, which may adversely impact our ability to raise capital on favorable terms or at all.

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

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. We may be subject to elevated cybersecurity risk due to Russia’s invasion of Ukraine. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting businesses such as ours. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, or others to disclose information or unwittingly provide access to systems or data. We can provide no assurance that our current IT systems, software, or third-party services, or any updates or upgrades thereto will be fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats.

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

Our independent registered public accounting firm is not engaged to perform an audit of our internal control over financial reporting, and as long as we remain an emerging growth company, as such term is defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we will be exempt from the requirement to have an independent registered public accounting firm perform such audit. Accordingly, no such opinion was expressed or will be expressed any during any such period. Once we cease to qualify as an emerging growth company, which we expect to occur beginning on January 1, 2024, our independent registered public accounting firm will be required to attest to our management’s annual assessment of the effectiveness of our internal controls over financial reporting. Compliance with this additional requirement will entail additional costs and expenses.

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

We are vulnerable to interest rate risk with respect to the grants received from the Israel Innovation Authority

Since our incorporation, we have received grants from the IIA relating to various projects. We were members of Bereshit Consortium, sponsored by IIA in which certain of our technologies were developed, such program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program. No royalties have been paid to the IIA in respect of any grant. Our total outstanding obligation to the IIA, including the interest accrued through June 30, 2022, amounts to approximately $41.7 million.

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

The Israeli Ministry of Health issued a GMP certificate for our manufacturing facility at Kiryat Gat, Israel in July 2021 and we are working to establish cGMP compliance under the FDA’s regulations. We do not have an extensive number of employees with the experience or ability to manufacture our product candidates at commercial levels. We may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Although we completed the required studies and validation activities for the omidubicel BLA submission, FDA may request additional studies or validation activities. If we do not conduct all such necessary activities as requested by FDA, our commercialization efforts will be delayed.

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

We are working to establish our own cGMP compliant manufacturing facility at Kiryat Gat, Israel. We have completed construction on the facility, and we are now working to qualify our manufacturing process and facility with the FDA’s cGMP regulations. Before we can begin to commercially manufacture omidubicel or any product candidate in our facility, we must pass a pre-approval inspection of our manufacturing facility by the FDA before omidubicel or any product candidate can obtain marketing approval. A manufacturing authorization must also be obtained from the appropriate regulatory authorities in the European Union, Israel and worldwide. Such manufacturing authorizations must also be obtained for any third-party manufacturing facility and process. In order to obtain approval, we will need to ensure that all our processes, methods, relevant computer systems, and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. If we do not demonstrate to the satisfaction of the applicable regulator that our manufacturing facilities, or those of our contract manufacturers, are in compliance with applicable requirements, we may be materially delayed in the development of our product candidates, which would materially harm our business. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop. While we continue to work to establish the cGMP compliance of our manufacturing facility at Kiryat Gat in Israel, we do not have another long-term partner for the manufacturing of omidubicel.

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

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payers provide coverage, and establish adequate reimbursement levels, for such products. In the United States, third-party payers include federal and state healthcare programs, private managed care providers, health insurers and other organizations.

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

Certain of our executive officers, directors and holders of more than 5% of our voting securities beneficially owned as of June 30, 2022 shares that represent approximately 38.5% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

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

If we are or become a “passive foreign investment company,” our U.S. shareholders may suffer adverse tax consequences as a result.

Generally, for any taxable year, if at least 75% of our gross income is passive income, or at least 50% of the value of our assets (generally determined based on a weighted quarterly average) is attributable to assets that produce, or are held for the production of, passive income, we would be a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, certain gains from the sale of investment property, and rents and royalties (other than rents and royalties received from unrelated parties in connection with the active conduct of a trade or business), and passive assets generally include cash. Additionally, we generally are treated as holding and receiving directly our proportionate share of the assets and income, respectively, of any corporation in which we own, directly or indirectly, 25% of its stock by value. If we are a PFIC, our U.S. shareholders may suffer adverse tax consequences, including that gains realized on the sale of our ordinary shares will be treated as ordinary income, rather than capital gains, the preferential tax rate will not be applicable to dividends received on our ordinary shares by our individual U.S. shareholders, interest charges will apply to distributions by us and gains from the sale of our ordinary shares, and additional tax reporting requirements will apply, regardless of whether we continue to be a PFIC.

Our status as a PFIC generally will depend on the nature and composition of our income and the nature, composition, and value of our assets (which generally will be determined based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our ordinary shares from time to time, which may be volatile). If our market capitalization declines while we hold a substantial amount of cash for any taxable year, we may be a PFIC for such taxable year. The manner and timeframe in which we spend the cash we raise in any offering, the transactions we enter into, and how our corporate structure may change in the future will affect the nature and composition of our income and assets. Until such time as we start generating revenue from operations, our PFIC status may depend, in part, on the treatment of payments we receive from other sources (including government grants), which is uncertain, and the magnitude of such payments compared to passive income from investments. Based on the value of our assets, including goodwill, and the nature and composition of our income and assets, we do not believe that we were not a PFIC for the taxable year ended December 31, 2021. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year by applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation, there can be no assurance that we will not be a PFIC for any taxable year, and our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year. Prospective investors should consult their tax advisors regarding the application of the PFIC rules to their investment in our ordinary shares in their particular circumstances.

The tax consequences that would apply if we are a PFIC would be different from those described above if our U.S. shareholders were able to make a valid “qualified electing fund,” or QEF, election. At this time, we do not expect to provide our U.S. shareholders with the information necessary for them to make a QEF election if we are a PFIC. Prospective investors should assume that a QEF election will not be.

If we are (or any of our non-U.S. subsidiaries is) a “controlled foreign corporation,” certain of our U.S. shareholders may suffer adverse tax consequences as a result.

If a “United States person” for U.S. federal income tax purposes is treated as owning (directly, indirectly, or constructively) at least 10% of the total value or total combined voting power of our ordinary shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation,” or CFC, in our group (if any). A non-U.S. corporation will be a CFC if United States shareholders own (directly, indirectly, or constructively) more than 50% of the total value or total combined voting power of the stock of the non-U.S. corporation. Because our group includes one or more U.S. corporate subsidiaries, certain of our current or future non-U.S. corporate subsidiaries could be treated as CFCs (regardless of whether we are treated as a CFC). A United States shareholder of a CFC may be required to report annually and include in its U.S. taxable income its pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income,” and investments of earnings in U.S. property (regardless of whether the CFC makes any distributions to its shareholders). Additionally, an individual United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a corporate United States shareholder. A failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties and prevent the statute of limitations from running with respect to the United States shareholder’s U.S. federal income tax return for the taxable year in which reporting was due. There can be no assurance that we will assist our U.S. shareholders in determining whether we are (or any of our current or future non-U.S. subsidiaries is) treated as a CFC or whether such U.S. shareholders are treated as United States shareholders with respect to any such CFCs, or that we will furnish to any United States shareholders information that may be necessary to comply with CFC reporting and tax paying obligations. Prospective investors should consult their tax advisors regarding the application of the CFC rules to their investment in our ordinary shares in their particular circumstances.

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

We may take advantage of these provisions until such time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earlier to occur of: (1) December 31, 2023; (2) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these reduced burdens, and therefore the information that we provide holders of our ordinary shares may be different than the information you might receive from other public companies in which you hold equity. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. However, given that we currently report and expect to continue to report under IFRS as issued by the IASB, the extended transition period available to emerging growth companies that report under GAAP is inapplicable to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Articles of Association of the Registrant (incorporated by reference to Annex A to the Registrant’s DEF 14A (File No. 001-38716), filed with the SEC on June 22, 2022, as amended on July 13, 2022).

3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form F-1 (File No. 333-227601), filed with the SEC on September 28, 2018).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gamida Cell Ltd.

August 15, 2022	By:	/s/ Julian Adams
Julian Adams
Chief Executive Officer and Director (Principal Executive Officer)

August 15, 2022	By:	/s/ Shai Lankry
Shai Lankry
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)