Form 10-Q
period 2022-09-30
Gamida Cell Ltd.
filed 2022-11-14
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38716

GAMIDA CELL LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Huntington Avenue, 7th Floor
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

The registrant had 74,380,810 ordinary shares outstanding as of November 10, 2022.

Gamida Cell Ltd.
INDEX

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

Part I-Financial Information

Item 1. Financial Statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022

U.S. DOLLARS IN THOUSANDS

UNAUDITED

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,071	$55,892
Marketable securities	6,224	40,034
Prepaid expenses and other current assets	1,408	2,688

Total current assets	62,703	98,614

NON-CURRENT ASSETS:
Restricted deposits	3,556	3,961
Property, plant and equipment, net	39,940	35,180
Operating lease right-of-use assets	5,459	7,236
Severance pay fund	1,595	2,148
Other long-term assets	1,059	1,647

Total non-current assets	51,609	50,172

Total assets	$114,312	$148,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$1,916	$8,272
Employees and payroll accruals	5,689	4,957
Operating lease liabilities	1,880	2,699
Accrued interest of convertible senior notes	551	1,640
Accrued expenses and other current liabilities	12,677	7,865

Total current liabilities	22,713	25,433

NON-CURRENT LIABILITIES:
Convertible senior notes, net	71,999	71,417
Accrued severance pay	1,865	2,396
Long-term operating lease liabilities	4,174	5,603

Total non-current liabilities	78,038	79,416

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY:
Share capital -
Ordinary shares of NIS 0.01 par value - Authorized: 150,000,000 shares at September 30, 2022 (unaudited) and December 31, 2021; Issued 74,466,580 and 59,970,389 at September 30, 2022 (unaudited) and December 31, 2021 respectively; Outstanding: 74,380,810 and 59,970,389 shares at September 30, 2022 (unaudited) and December 31, 2021, respectively	210	169
Treasury ordinary shares of NIS 0.01 par value - 85,770 and 0 shares at September 30, 2022 (unaudited) and December 31, 2021, respectively	*	-
Additional paid-in capital	407,387	381,225
Accumulated deficit	(394,036)	(337,457)

Total shareholders’ equity	13,561	43,937

Total liabilities and shareholders’ equity	$114,312	$148,786

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	Unaudited

Research and development expenses, net	$9,864	$11,725	$31,732	$36,435
Commercial expenses	2,760	5,755	9,832	14,974
General and administrative expenses	4,437	5,001	12,866	12,388

Total operating loss	17,061	22,481	54,430	63,797

Financial expenses, net	741	692	2,149	2,119

Loss	$17,802	$23,173	$56,579	$65,916

Net loss per share attributable to ordinary shareholders, basic and diluted	0.29	0.39	0.95	1.11

Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	60,440,765	59,281,243	59,821,655	59,219,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30, 2022 (unaudited)
	Ordinary shares		Treasury		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares		capita	deficit	equity

Balance as of June 30, 2022	59,977,188	$169	$	*	$383,915	$(376,234)	$7,850

Treasury shares	(3,085)	-		*	*	-	*
Exercise of options	-	-		-	-	-	-
Issuance of ordinary shares, net of issuance expenses**	14,406,707	41		-	22,173	-	22,214
Share-based compensation	-	-		-	1,299	-	1,299
Loss	-	-		-	-	(17,802)	(17,802)

Balance as of September 30, 2022	74,380,810	$210	$	*	$407,387	$(394,036)	$13,561

	Nine months ended September 30, 2022 (unaudited)
	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	Shares	Capital	Deficit	equity

Balance as of December 31, 2021	59,970,389	$169	$-	$381,225	$(337,457)	$43,937

Grant of restricted shares	3,600	*	-	*	-	*
Treasury shares	(85,770)	-	*	*	-	*
Exercise of Options	47,426	*	-	76	-	76
Issuance of ordinary shares, net of issuance expenses***	14,445,165	41	-	22,257	-	22,298
Share-based compensation	-	-	-	3,829	-	3,829
Loss	-	-	-	-	(56,579)	(56,579)

Balance as of September 30, 2022	74,380,810	$210	$ *	$407,387	$(394,036)	$13,561

*	Represents an amount lower than $1.

**	Issuance costs of approximately $2,079 million relating to the follow-on offering and ATM.

***	Issuance costs of $2,081 relating to the follow-on offering and ATM.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30, 2021
	(unaudited)
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity

Balance as of June 30, 2021	59,427,996	$167	378,949	$(290,407)	88,709

Grant of restricted shares	63,550	1	(1)	-	-
Exercise of options	27,334	*	10	-	10
Share-based compensation	-	-	1,097	-	1,097
Loss	-	-	-	(23,173)	(23,173)
Balance as of September 30, 2021	59,518,880	$168	$380,055	$(313,580)	$66,643

	Nine months ended September 30, 2021
	(unaudited)
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	capital	deficit	equity

Balance as of December 31, 2020	59,000,153	$166	$376,369	$(247,664)	$128,871

Grant of restricted shares	220,034	1	(1)	-	-
Exercise of options	298,693	1	565	-	566
Share-based compensation	-	-	3,122	-	3,122
Loss	-	-	-	(65,916)	(65,916)
Balance as of September 30, 2021	59,518,880	$168	$380,055	$(313,580)	$66,643

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from operating activities:

Loss	$(56,579)	$(65,916)
Adjustments to reconcile loss to net cash used in operating activities:

Depreciation of property, plant and equipment	391	317
Financing expense (income), net	(2,461)	89
Share-based compensation	3,829	3,122
Amortization of debt discount and issuance costs	582	453
Operating lease right-of-use assets	1,922	1,542
Operating lease liabilities	(2,395)	(1,764)
Accrued severance pay, net	23	-
Increase in prepaid expenses and other assets	1,719	558
Increase (decrease) in trade payables	(6,355)	1,533
Increase (decrease) in accrued expenses and current liabilities	5,079	(1,361)

Net cash used in operating activities	(54,245)	(61,427)

Cash flows from investing activities:

Purchase of property, plant and equipment	(2,865)	(9,577)
Purchase of marketable securities	(4,557)	(97,808)
Proceeds from maturity of marketable securities	37,972	56,717
Proceeds (investments) from restricted deposits	500	(5,803)

Net cash provided by (used in) investing activities	$31,050	$(56,471)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash flows from financing activities:

Proceeds from exercise of options	$76	$566
Proceeds from share issuance, net	22,298	-
Proceeds from issuance of convertible senior notes, net	-	70,777

Net cash provided by financing activities	22,374	71,343

Decrease in cash and cash equivalents	(821)	(46,555)
Cash and cash equivalents at beginning of period	55,892	127,170

Cash and cash equivalents at end of period	$55,071	$80,615

Significant non-cash transactions:

Purchase of property, plant and equipment on credit	281	1,561

Supplemental disclosures of cash flow information:
Cash paid for interest	$(4,406)	$(2,191)

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

Omidubicel is the first bone marrow transplant product to receive Breakthrough Therapy Designation from the U.S. Food and Drug Administration (FDA) and has received orphan drug designation in the U.S. and in Europe. In June 2022, the Company announced completion of the rolling Biologics License Application (BLA) submission to the FDA for omidubicel for the treatment of patients with blood cancers in need of an allogenic hematopoietic stem cell transplant. In August 2022, the Company announced the FDA had accepted for filing the Company’s BLA for omidubicel for the treatment of patients with blood cancers in need of an allogenic hematopoietic stem cell transplant (HSCT). The FDA granted Priority Review for the BLA and has set a Prescription Drug User Fee Act (PDUFA) target action date of January 30, 2023.

In addition to omidubicel, the Company is developing GDA-201, an investigational natural killer (NK) cell-based cancer immunotherapy that is intended to be used in combination with standard-of-care therapeutic antibodies, as well as other product candidates in the Company’s NK cell pipeline. NK cells have potent anti-tumor properties and have the advantage over other oncology cell therapies of not requiring genetic matching, potentially enabling NK cells to serve as a universal donor-based therapy when combined with certain antibodies. GDA-201 is currently in an investigator-sponsored Phase 1/2 study for the treatment of relapsed or refractory non-Hodgkin lymphoma (NHL). Data from the 35 patients in the Phase 1/2 study demonstrated that GDA-201 was clinically active and generally well tolerated. Among the 19 patients with NHL, 13 complete responses and one partial response were observed, with an overall response rate of 74% and a complete response rate of 68%.

At the December 2021 Annual Meeting of America Society of Hematology, the Company reported two-year follow-up data from this clinical trial on outcomes and cytokine biomarkers associated with survival. The data demonstrated a median duration of response of 16 months (range 5-36 months), an overall survival at two years of 78% (95% CI, 51%-91%) and a safety profile similar to that reported previously.

On April 26, 2022, the Company announced that the FDA cleared its investigational new drug (IND) application and removed the clinical hold for a cryopreserved formulation of GDA-201. In June, the Company announced the activation of the initial clinical sites to screen and enroll patients in the company-sponsored Phase 1/2 study evaluating a cryopreserved formulation of GDA-201, a readily available cell therapy candidate for the treatment of follicular and diffuse large B cell lymphomas.

In September 2022 the Company closed a public offering of its ordinary shares and raised an additional $18.1 million, net of issuance costs. The Company currently intends to use the net proceeds of the offering, together with its existing cash and cash equivalents and trading financial assets to fund: (i) commercial readiness activities to support potential launch of Omidubicel, if approved; (ii) continued clinical development of NK product candidates, including GDA-201; and (iii) general corporate purposes, including general and administrative expenses and working capital.

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

d.	The Company continues to devote substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of September 30, 2022 was $394.036 and negative cash flows from operating activities during the nine-month period ended September 30, 2022 was $54.246. The Company’s management plans to seek additional financing as required to fund its operations until achieving positive cash flows. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required.

e.	These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

f.	The Company has a wholly owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The Company has one operating segment and reporting unit.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates:

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

The Company accounts for its convertible senior notes in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The Company early adopted ASU 2020-06 using the modified retrospective approach. The convertible senior notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives according to ASC 815-40.

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

The components of operating lease costs were as follows:

	Nine months ended September 30,
	2022	2021
	(unaudited)	(unaudited)
Operating lease costs	$2,093	$1,754
Short-term lease costs	92	84

Total lease costs	$2,185	$1,838

Supplemental balance sheet information related to operating leases is as follows:

Nine months ended September 30, 2022
(unaudited)
Weighted average remaining lease term (in years)	3.88
Weighted average discount rate	2.61%

Maturities of lease liabilities were as follows:

As of September 30, 2022
2022	$654
2023	1,589
2024	1,595
2025	1,195
2026	700
Thereafter	538

Total undiscounted lease payments	6,271
Less: Imputed interest	(217)

Present value of lease liabilities	$6,054

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

As of September 30, 2022
Liability component:
Principal amount	$75,000
Issuance costs	(4,223)

Net of issuance costs	70,777
Amortized issuance costs	1,222

Net carrying amount	$71,999

The total issuance costs of the Convertible Notes amounted to $4,223 and are amortized to interest expenses at an annual effective interest rate of 7.37%, over the term of the Convertible Notes.

NOTE 5:- FAIR VALUE MEASUREMENTS

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents and marketable securities, are stated at their carrying value, which approximates their fair value due to the short time to the expected receipt or payment.

The following table presents information about our financial instruments that are measured at the fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Financial assets:
Money market funds included in cash and cash equivalents	$49,395	$-	$49,935	$51,021	$-	$51,021

Marketable securities:
Corporate debentures	-	2,841	2,841	-	19,605	19,605
Government debentures	-	3,383	3,383	-	20,429	20,429

Total assets measured at fair value	$49,395	$6,224	$55,619	$51,021	$40,034	$91,055

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

NOTE 6:- CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

From time to time, the Company or its subsidiary may be involved in legal proceedings and/or litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe it will have a material effect on its consolidated financial position, results of operations, or cash flows.

b.	Bank guarantees:

As of September 30, 2022, the Company obtained bank guarantees in the amount of $2,929, primarily in connection with an Investment Center grant of up to $2,786 expected to be received in 2022 which requires a bank guarantee in order to ensure the fulfillment of the grant terms.

c.	Governments grants:

The Company has received grants from the IIA to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $36.8 million through September 30, 2022, of which $34.2 million is royalty-bearing grants and $2.6 million is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100% of the amount of grants received plus interest at LIBOR rate. Through September 30, 2022, no royalties have been paid or accrued. The Company’s contingent royalty liability to the IIA at September 30, 2022, including grants received by the Company and the associated LIBOR interest on all such grants totaled to $42.2 million.

NOTE 7:- SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

Subject to the Company’s amended and restated Articles of Association, the holders of the Company’s ordinary shares have the right to receive notices to attend and vote in general meetings of the Company’s shareholders, and the right to participated in dividends and other distributions upon liquidation.

On September 27, 2022, the Company entered into an underwriting agreement with certain underwriters, pursuant to which the Company issued and sold, in an underwritten public offering, an aggregate of 12,905,000 of its ordinary shares at a public offering price of $1.55 per share.

b.	Warrants to investors:

As part of its 2017 investment round, the Company granted certain investors 4,323,978 warrants with an expiration date in July 2022. As of July 3, 2022, 1,010,466 of such warrants had been exercised into the Company’s ordinary shares and the remaining 3,313,512 warrants expired.

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
	(unaudited)

Dividend yield	0%	0%
Expected volatility of the share prices	66%-67%	66%
Risk-free interest rate	1.8% - 3.5%	1.3% - 1.6%
Expected term (in years)	8	8

Based on the above inputs, the fair value of the options was determined to be $0.99 - $1.85 per option at the grant date.

b.	The following table summarizes the number of options granted to employees under the Option Plans as of September 30, 2022 and related information:

	Number of options	Weighted average exercise price
	(unaudited)	(unaudited)

Balance as of December 31, 2021	4,411,424	$6.01

Granted	2,233,150	2.60
Exercised	(47,426)	1.60
Forfeited	(378,379)	6.52
Expired	(144,717)	5.22

Balance as of September 30, 2022	6,074,052	4.78

Exercisable as of September 30, 2022	2,696,432	$5.93

As of September 30, 2022, there are $10,964 of total unrecognized costs related to share-based compensation that are expected to be recognized over a period of up to four years.

c.	A summary of restricted shares and restricted shares unit activity as of September 30, 2022 is as follows:

	Number of restricted shares and restricted share units	Weighted average grant date fair value
	(unaudited)	(unaudited)
Unvested as of December 31, 2021	531,477	$5.48

Granted	1,203,650	2.77
Vested	(121,768)	6.04
Forfeited	(124,670)	5.21
Unvested as of September 30, 2022	1,488,689	$3.27

d.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months ended September 30, 2022 and 2021 is comprised as follows:

	Three months ended September 30,		Nine months ended September 30
	2022	2021	2022	2021
	(unaudited)
Research and development expenses, net	$533	$368	$1,551	$1,051
Commercial expenses	328	253	976	653
General and administrative expenses	438	476	1,302	1,418
Total share-based compensation	$1,299	$1,097	$3,829	$3,122

NOTE 9:- BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company has a loss for the three and nine months ended September 30, 2022 and 2021; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

Details of the number of shares and loss used in the computation of loss per share:

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	(unaudited)				(unaudited)
	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company
For the computation of basic and diluted loss	60,440,765	17,802	59,281,243	23,173	59,821,655	56,579	59,219,757	65,916

All outstanding convertible senior note options, warrants, outstanding share options, and restricted shares for the three and nine months ended September 30, 2022 and 2021 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30
	2022	2021	2022	2021
	(unaudited)
Convertible senior notes	4,222,973	4,222,973	4,222,973	3,495,941
Warrants	108,049	3,313,512	2,233,283	3,313,512
Outstanding share options	5,189,188	4,336,907	4,964,826	4,069,491
Restricted shares	1,140,318	202,404	1,008,551	138,850
Total	10,660,528	12,075,796	12,429,633	11,017,794

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

Company Overview

We are an advanced cell therapy company committed to cures for blood cancers and serious hematologic diseases. We harness our cell expansion and enhancement platform to create therapies with the potential to redefine standards of care in areas of serious medical need. While cell therapies have the potential to address a variety of diseases, they are limited by availability of donor cells, matching a donor to the patient, and the decline in donor cell functionality when expanding the cells to achieve a therapeutic dose. We have leveraged our NAM platform, or nicotinamide cell expansion technology platform to develop a pipeline of product candidates designed to address the limitations of other cell therapies. Our proprietary technology allows for the proliferation and enhancement of donor cells, which allows for maintaining the cells’ functional therapeutic characteristics, providing a treatment alternative for patients.

HSCT is subject to a number of significant limitations, including: (i) delays in finding a suitable match, during which disease progression may make patients ineligible for transplant; (ii) an insufficient number or delayed engraftment of donor cells, leaving patients without a functioning immune system and leading to potentially life-threatening infections and other complications following transplant; (iii) a lack of long-term compatibility between the donor cells and the patient’s own cells, resulting in potentially fatal graft versus host disease, or GvHD; and (iv) older donor age may correspond to a negative impact on the patient’s outcome. In addition, there is ethnic and racial disparity in access to HSCT: data from 2021 indicate that White patients of European descent are approximately three times more likely to find a match in the donor registry than Black patients.

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

Omidubicel, our lead product candidate, is designed to address the limitations of hematopoietic stem cell transplantation. Omidubicel consists of NAM-expanded and enhanced hematopoietic stem cells and differentiated immune cells, including T cells. The final cell therapy product is cryopreserved until the patient is ready to begin the transplant, when it is thawed and infused. Omidubicel has the potential to serve as a stem cell graft in two broad patient groups: (i) patients with high-risk leukemias and lymphomas who require HSCT but who lack access to an appropriate matched related donor; and (ii) patients with certain metabolic or hematologic disorders such as severe aplastic anemia.

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

In December 2021, we also reported data from an analysis of a subset of 37 patients from the Phase 3 randomized trial of omidubicel at the Annual Meeting of the American Society of Hematology, or ASH. The analysis was aimed at investigating the reduced infection rates observed in the study and showed that the omidubicel-treated patients had more rapid recovery of a wide variety of immune cells including CD4+ T cells, B cells, NK cells and dendritic cell subtypes. The robust recovery of the immune system provides a potential mechanism for fewer severe bacterial, fungal and viral infections in patients treated with omidubicel. Additional analyses are ongoing to further characterize the immune recovery following omidubicel transplantation. We also presented at the ASH Meeting the results of a long-term follow-up study of 105 patients transplanted with omidubicel between 2006-2020 (median follow-up of 22 months). The data demonstrated an overall survival and disease-free survival of 63% (95% CI, 53%-73%) and 56% (95% CI, 47%-67%) at three years, respectively, as well as durable long-term hematopoiesis and immune competence. In July 2022, our BLA for omidubicel was accepted by the FDA for priority review. The FDA set an action date of January 30, 2023 under the Prescription Drug User Fee Act, or PDUFA, and indicated that it was not planning to hold an advisory committee meeting as part of the BLA review.

In addition, we have applied our NAM cell expansion technology to natural killer, or NK, cells, to develop our initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies. A fresh formulation of GDA-201 was evaluated in a Phase 1/2 investigator-sponsored trial for the treatment of relapsed or refractory non-Hodgkin lymphoma, or NHL, and multiple myeloma, or MM. Data from the trial demonstrate that GDA-201 was well-tolerated and no dose-limiting toxicities were observed in 19 patients with NHL and 16 patients with MM. The data show that therapy using GDA-201 with monoclonal antibodies demonstrated significant clinical activity in heavily pretreated patients with advanced NHL. Of the 19 patients with NHL, 13 complete responses and one partial response were observed, with an overall response rate of 74% and a complete response rate of 68%. At the December 2021 Annual Meeting of ASH, we reported two-year follow-up data from this clinical trial and reported on two-year outcomes and cytokine biomarkers associated with survival. The data demonstrated a median duration of response of 16 months (range 5-36 months), an overall survival at two years of 78% (95% CI, 51%-91%) and a safety profile similar to that reported previously.

In September 2021, we submitted an investigational new drug application, or IND, for a Phase 1/2 clinical trial of a cryopreserved formulation of GDA-201 in patients with follicular and diffuse large B-cell lymphomas, which was subsequently placed on clinical hold prior to the initiation of patient dosing, and on April 21, 2022, we received correspondence from the FDA indicating that the FDA had removed the clinical hold and cleared our IND for GDA-201. In August 2022, we treated the first patient with GDA-201 in this study.

We have incurred significant net losses since our formation in 1998. Our net losses were $56.6 million and $65.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, our accumulated deficit was $394.0 million. We expect to continue to incur losses for the foreseeable future, and our losses may fluctuate significantly from year to year. In anticipation of potential FDA approval of omidubicel, we are preparing to commercialize omidubicel in the United States, which will require substantial additional funding. In parallel, we plan to seek strategic alternatives for commercialization support of omidubicel in the United States to ensure that as many patients as possible have access to omidubicel.

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

Although we completed two equity financing transactions in 2020, a convertible debt financing in 2021, and an equity financing transaction in 2022, and have signed a commitment letter for an incremental convertible debt financing in 2022, we will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval and prepare for and, if any of our product candidates are approved, proceed to commercialization.

We may obtain additional financing in the future through the issuance of our ordinary shares, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our current total existing funds will be sufficient to fund our operations into mid-2023, excluding the cost of commercializing omidubicel beyond the initial launch. Our ability to successfully transition to profitability or cash flow positivity will be dependent upon achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Through September 30, 2022, the Company has funded its operations with the proceeds from the sale of equity and debt. The Company has incurred recurring losses since its inception, including net losses of $56.6 million and $65.9 million for the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had an accumulated deficit of $394.0 million as of September 30, 2022. The Company expects to continue to generate operating losses for the foreseeable future. The Company’s expectation that it will generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date of the condensed consolidated financial statements included elsewhere in this Quarterly Report. If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its clinical development programs, assess strategic alternatives for the commercialization of omidubicel, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Research and development expenses, net

The largest component of our total operating expenses has historically been, and we expect it will continue to be, research and development. Our research and development expenses, net of IIA grants, consist primarily of:

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

Through September 30, 2022, we have received an aggregate of approximately $36.8 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.2 million is royalty-bearing grants, and $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3% to 3.5% on all our revenue, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest calculated at a rate based on the 12-month LIBOR. We have not paid any royalties to the IIA to date. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

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

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of omidubicel or any of our other product candidates. In the first half of 2022, with the objective of extending our cash runway, we reduced operating expenses, primarily by implementing a workforce reduction of approximately 10% in January 2022 and delaying other hiring and planned spending. We have initiated hiring and other expenditures in preparation for the potential commercialization of omidubicel. A majority of the anticipated savings is in research and development expenses.

Commercial expenses

Commercial expenses consist primarily of personnel costs, including share-based compensation, related to executive and commercial functions, preparation for the potential commercialization of omidubicel, and external consulting service fees.

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

Income taxes

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $237.4 million (including capital losses of $0.5 million) as of December 31, 2021. In addition, the Subsidiary has net operating losses carryforward of $33.1 million for federal tax purposes as of December 31, 2021. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We provided a full valuation allowance, to reduce deferred tax assets to their estimated realizable value, since it is more likely than not that all of the deferred tax assets will not be realized.

Analysis of Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$9,864	$11,725	$(1,861)	(15.9)%
Commercial expenses(1)	2,760	5,755	(2,995)	(52.0)
General and administrative expenses(1)	4,437	5,001	(564)	(11.3)
Total operating loss	$17,061	$22,481	$(5,420)	(24.1)%
Financial expenses, net	741	692	49	(7.2)
Loss	$17,802	$23,173	$(5,371)	(23.2)%

(1)	Includes share-based compensation expense as follows:

	Three months ended September 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Research and development expenses, net	$533	$368	$165	44.7%
Commercial expenses	328	253	75	29.5
General and administrative expenses	438	476	(38)	(7.7)
Total share-based compensation	$1,299	$1,097	$202	18.5%

Research and development expenses, net

Research and development expenses, net, decreased by approximately $1.8 million to $9.9 million in the three months ended September 30, 2022 from $11.7 million in the three months ended September 30, 2021. The decrease was attributable mainly to a $1.6 million decrease in clinical activities relating to the conclusion of our Phase 3 clinical trial and decrease of $0.2 million in GDA 201 clinical program.

Commercial expenses

Our commercial expenses decreased by approximately $3.0 million to $2.8 million in the three months ended September 30, 2022 from $5.8 million in the three months ended September 30, 2021. The decrease was attributable mainly to an approximate $2.5 million decrease in launch readiness activities, and $0.6 million decrease in headcount related expenses.

General and administrative expenses

General and administrative expenses decreased by approximately $0.6 million to $4.4 million in the three months ended September 30, 2022, up from $5.0 million in the three months ended September 30, 2021. The decrease was attributable to a $0.3 million decrease in professional services expenses and $0.3 million decrease in headcount related expenses.

Financial expenses, net

Financial expenses, net, were $0.7 million in the three months ended September 30, 2022, and in the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$31,732	$36,435	$(4,703)	(12.9)%
Commercial expenses(1)	9,832	14,974	(5,142)	(34.3)
General and administrative expenses(1)	12,866	12,388	478	3.9
Operating loss	$54,430	$63,797	$(9,367)	(14.7)%
Financial expenses, net	2,149	2,119	30	1.4
Loss	$56,579	$65,916	$(9,337)	(14.2)%

(1)	Includes share-based compensation expense as follows:

	Nine months ended September 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Research and development expenses, net	$1,551	$1,051	$500	47.5%
Commercial expenses	976	653	323	49.3
General and administrative expenses	1,302	1,418	(116)	(8.1)
Total share-based compensation	$3,829	$3,122	$707	22.6%

Research and development expenses, net

Research and development expenses, net, decreased by approximately $4.7 million to $31.7 million in the nine months ended September 30, 2022 from $36.4 million in the nine months ended September 30, 2021. The decrease was attributable mainly to a $6.4 million decrease in clinical activities relating to the conclusion of our Phase 3 clinical trial and decrease in GDA 201 clinical program offset by an increase of $0.9 million in salaries and benefits, consisting primarily of additional headcount focused on operational activities in connection with the omidubicel BLA submission and an increase of $0.8 million in IIA grants and other expenses.

Commercial expenses

Our commercial expenses decreased by approximately $5.1 million to $9.8 in the nine months ended September 30, 2021 from $14.9 million in the nine months ended September 30, 2021. The decrease was attributable mainly to a $6.4 million decrease in launch readiness activities, offset by an increase of $1.3 million in headcount related expenses, including restructuring.

General and administrative expenses

General and administrative expenses increased by approximately $0.5 million to $12.9 million in the nine months ended September 30, 2022, up from $12.4 million in the nine months ended September 30, 2021. The increase was attributable mainly to a $0.5 million increase in professional services expenses and a $0.4 million increase in new U.S. office lease agreement offset by a decrease of $0.5 million in headcount related expenses.

Financial expenses, net

Financial expenses, net, were $2.1 million in the nine months ended September 30, 2022, and in the nine months ended September 30, 2021.

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

We are devoting substantially all of our efforts toward research and development activities. In the course of such activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of September 30, 2022 was $394.0 million and negative cash flows from operating activities during the nine months ended September 30, 2022 was $54.2 million. We are planning to finance our operations from our existing and potential future working capital resources and we continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on acceptable terms or in the amounts required. As of November 14, 2022, the date of issuance of these condensed consolidated financial statements, the Company expects that its cash, cash equivalents and investments of $61.3 million as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements into mid-2023, excluding the cost of commercializing omidubicel beyond the initial launch. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described in Note 1(d) to the financial statements. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, as well as in our consolidated financial statements appearing in our Annual Report on form 10-K for the year ended December 31, 2021, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (i) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (ii) changes in the estimate could have a material impact on our financial condition or results of operations.

Convertible senior notes

On February 16, 2021, the Subsidiary issued convertible senior notes, or the Notes, with an aggregate original principal amount of $75.0 million in a private placement with two funds affiliated with Highbridge. The Notes were issued on a senior unsecured basis, have a maturity date of February 15, 2026, bear 5.875% interest, and may be exchanged, at the election of the holder, for ordinary shares of Gamida Cell Ltd. at an initial per share price of $17.76, subject to adjustments. We account for the Notes in accordance with ASC 470-20 “Debt with Conversion and Other Options.” We early adopted ASU 2020-06 using the modified retrospective approach. The Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives according to ASC 815-40.

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

Known Trends, Events and Uncertainties

We continue to monitor the ongoing COVID-19 pandemic. Some of our non-laboratory-based employees have returned to the office, but many non-laboratory-based employees continue to work remotely. With respect to clinical development, our CROs have taken measures to utilize remote and virtual approaches, as necessary and where possible, to maintain patient safety and trial continuity and integrity. We continue to work closely with our third-party suppliers and other partners to manage our supply chain activities and mitigate potential disruptions to our clinical trial materials and supplies as a result of the pandemic. We currently expect to have adequate supply of clinical trial materials and supplies to support our current clinical trial activities and potential commercial launch of omidubicel, if approved. Overall, the impact of COVID-19 remains uncertain and ultimately depends on the length and severity of the pandemic, inclusive of the introduction of new strains of the virus; government actions taken in response; vaccination rates and effectiveness; the impact of vaccination requirements; extent of protection provided by prior viral infection; and the macroeconomic environment.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. and Israeli economies and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Significant Accounting Policies

See note 2 of the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2022 for a discussion of significant accounting policies.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the nine months ended September 30, 2022 and September 30, 2021, we incurred a net loss of $56.6 million and $65.9 million, respectively, and net cash of $54.2 million and $61.4 million, respectively, was used in our operating activities. As of September 30, 2022 and December 31, 2021 we had working capital of $40.0 million and $73.2 million, respectively, and an accumulated deficit of $394.0 million and $337.5 million, respectively. Our principal sources of liquidity as of September 30, 2022 and December 31, 2021, consisted of cash and cash equivalents and trading financial assets of $61.3 million and $95.9 million, respectively. In addition, on September 27, 2022, we signed a commitment letter with Highbridge Capital Management, LLC, for a $25.0 million senior secured, convertible term loan.

Capital Resources

Overview

Through September 30, 2022, we have financed our operations primarily through private placements and public offerings of equity securities, the Notes, and through the grants received from the IIA. We have also entered into an Open Market Sale Agreement under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time through Jefferies LLC. Pursuant to the Open Market Sales Agreement and upon delivery of notice by us, Jefferies may sell our ordinary shares under an “at the market offering.” From inception through to December 31, 2021 we did not sell any shares under this facility. During the nine months ended September 30, 2022, we sold 1,540,165 shares pursuant to the Sales Agreement for net proceeds of $4.2 million, after deducting commissions.

Cash flows

The following table summarizes our statement of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Change
	2022	2021	Amount	Percentage
	(in thousands)
Net cash provided by (used in)
Operating activities	$(54,245)	$(61,427)	$7,182	11.7%
Investing activities	31,050	(56,471)	87,521	155.0
Financing activities	22,374	71,343	(48,969)	(68.6)

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items mainly share based compensation.

Net cash used in operating activities was $54.2 million during the nine months ended September 30, 2022, compared to $61.4 million used in operating activities during the nine months ended September 30, 2021. The $7.2 million decrease in cash used is primarily related to delayed cash payments in connection with omidubicel launch readiness activities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $31.1 million during the nine months ended September 30, 2022, compared to $(56.5) million used in investing activities during the nine months ended September 30, 2021. The $87.5 million increase is primarily related to increase of $94.7 million of proceeds from maturity and purchase of marketable securities and changes in restricted deposits, and by a decrease of $7.2 million from the Kiryat Gat equipment purchase.

Net cash provided by financing activities

Net cash provided by financing activities was $22.4 million during the nine months ended September 30, 2022, compared to $71.3 million during the nine months ended September 30, 2021. The $48.9 million decrease is primarily related to net proceeds of $70.8 million received from the 2021 issuance of our convertible senior notes, offset by $21.9 million received from the 2022 issuance of ordinary shares and ATM activity.

Funding Requirements

We believe that our existing funds will enable us to fund our operating expenses and capital expenditure requirements into mid-2023, excluding the cost of commercializing omidubicel beyond the initial launch. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

If the FDA approves omidubicel, we plan to market omidubicel ourselves in the United States, which will require substantial additional funding. In addition, we plan to continue to assess whether to pursue strategic alternatives for the commercialization of omidubicel in the United States to ensure that as many patients as possible have access to omidubicel. Our present and future funding requirements will depend on many additional factors, including, among other things:

●	the progress of the FDA’s priority review of our BLA filing for omidubicel;

●	the progress of our ongoing Phase 1/2 clinical trial of GDA-201, and the progress, timing and completion of preclinical studies of our other product candidates;

●	the costs related to obtaining regulatory approval for omidubicel and any of our other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of these product candidates;

●	selling, marketing and patent-related activities undertaken in connection with the commercialization of omidubicel, if approved;

●	the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third-party intellectual property rights; and

●	establishing a sales, marketing and distribution infrastructure and scaling up manufacturing capabilities to commercialize any products for which we obtain regulatory approval and determine to commercialize internally.

We have annual operating lease obligations related to our Hadassah production facility of approximately $1.0 million, which is included in research and development expense. We additionally have annual operating lease obligations related to our Boston and Kiryat Gat facilities in aggregate of $1.1 million, which is included in general and administrative expense.

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

Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. For more information as to the risks associated with our future funding needs, see “Item 1A. Risk Factors-Principal Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September, 2022 to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II-Other Information

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

Summary of Selected Risk Factors

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability, which raises substantial doubt regarding our ability to continue as a going concern absent access to additional sources of liquidity.

●	Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding in the future to continue to sufficiently fund our operations and pay our substantial debt, including our 5.875% convertible senior notes that mature in February 2026, or the Notes.

●	We may not have the ability to raise the funds necessary to repurchase the Notes for cash upon a fundamental change.

●	The Indenture governing the Notes contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete or that could adversely affect our liquidity.

●	Raising additional capital may cause dilution to our shareholders and our share price to fall, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We have never generated any revenue from product sales and may never be profitable.

●	Our business could continue to be adversely affected by the evolving and ongoing COVID-19 global pandemic in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

●	We are heavily dependent on the success of our product candidates, including obtaining regulatory approval to market our product candidates in the United States, the European Union and other geographies.

●	We may be unable to obtain regulatory approval for our product candidates.

●	The results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The success of our NAM technology platform and our product candidates is substantially dependent on developments within the emerging field of cellular therapies, some of which are beyond our control.

●	Because our product candidates are based on novel technologies, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

●	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent us from proceeding with clinical trials.

●	Our product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any, and result in costly and damaging product liability claims against us.

●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any of our product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market and distribute our products after clearance or approval is obtained.

●	We rely on third parties to conduct certain elements of our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of human umbilical cord blood units, or CBUs, at cord blood banks for the manufacture of omidubicel.

●	If we are unable to obtain, maintain or protect intellectual property rights related to any of our product candidates or any future product candidates, we may not be able to compete effectively in our market.

●	Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenue.

●	We may not be successful in our efforts to identify, discover or license additional product candidates.

●	We do not have experience producing our product candidates at commercial levels or operating a cGMP manufacturing facility and may not obtain the necessary regulatory approvals or produce our product candidates at the quality, quantities, locations and timing needed to support commercialization.

●	We currently have limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the potential commercial launch of omidubicel, if approved, we may be unable to generate any product revenue.

●	If we receive marketing approval for our product candidates, sales will be limited unless the product achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. We have incurred net losses each year since our inception in 1998, including net losses of $89.8 million and $61.6 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $395.1 million.

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

If the FDA approves omidubicel, we plan to market omidubicel ourselves in the United States, which will require substantial additional funding. In addition, we plan to continue to assess whether to pursue strategic alternatives for the commercialization of omidubicel in the United States to ensure that as many patients as possible have access to omidubicel. We anticipate that our expenses will increase substantially based on a number of additional factors, including to the extent that we:

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

There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding in the future to continue to sufficiently fund our operations and pay our substantial debt, including our Notes.

Our financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing equity or debt financing or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. Our unaudited condensed consolidated financial statements and of and for the three and nine months ended September 30, 2022 accompanying this quarterly report note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity.

In order to fund further operations, including commercializing omidubicel ourselves, we will need to raise capital. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to raise the requisite funds, we will need to curtail or cease operations. Developing our product candidates is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates through preclinical studies and clinical development in an effort to obtain regulatory approval. In June 2022, we completed the submission of our omidubicel BLA to the FDA, and in July 2022, it was accepted for priority review. The FDA set an action date of January 30, 2023 under the Prescription Drug User Fee Act, or PDUFA, and indicated that it was not planning to hold an advisory committee meeting as part of the BLA review. We also plan to continue our Phase 1/2 investigator-sponsored clinical trial of omidubicel for the treatment of severe aplastic anemia, and we opened enrollment of our Phase 1/2 clinical trial of GDA-201 in patients with follicular and diffuse large B-cell lymphomas in May 2022 and announced the dosing of our first patient in this trial in August 2022.

In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may never generate cash flow from operations sufficient to support our operations, service our debt and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, subject to the restrictions contained in both the Indenture between Gamida Cell Ltd., Gamida Cell Inc., and Wilmington Savings Fund Society, FSB, entered into on February 16, 2021, or the Indenture, governing the Notes , such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. We currently believe that our existing capital resources will be sufficient to meet our projected operating requirements into mid-2023, excluding the cost of commercializing omidubicel beyond the initial launch. We will require significant additional financing in the future to fund our operations. Our future funding requirements will depend on many factors, including, but not limited to:

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

We have also entered into an Open Market Sale Agreement, or the Sales Agreement under which we may offer and sell our ordinary shares having an aggregate gross sales price of up to $50 million from time to time through Jefferies LLC. Pursuant to the Sales Agreement and upon delivery of notice by the Company, Jefferies may sell our ordinary shares under an “at the market offering.” In addition, subject to certain conditions and limitations in the Notes, we may issue our ordinary shares by conversion or exchange of our Notes. The sale of a substantial amount of our ordinary shares in this manner may depress the market price for our ordinary shares.

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

We have no products approved for marketing in any jurisdiction, and we have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. Our ability to generate future revenue from the commercialization of omidubicel is uncertain. Since we plan to commercialize omidubicel, if approved, on our own, we will have to undertake sufficient costs to build out a sales and distribution team. If in the future we enter into one or more partnerships for the commercialization of omidubicel, we will surrender a portion of our revenue to our partner or partners, and if we securitize royalty streams related to omidubicel, future revenues would be held in trust for beneficiaries of the financing in exchange for which we would receive certain payments based on an assessment of future sales. Furthermore, revenue from product sales will depend heavily on our ability to:

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

As part of the review process for our omidubicel BLA, the FDA will conduct an inspection of our Kiryat Gat, Israel manufacturing facility to ensure that it can manufacture omidubicel and our other product candidates, if and when approved, in compliance with the applicable regulatory requirements. The FDA also inspected our clinical trial sites to ensure that our studies were properly conducted. Obtaining approval of a BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. Although the FDA has accepted our BLA for filing on a priority review basis, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will approve our application. If the FDA requires additional studies or data, or if our manufacturing facility fails to pass inspection, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

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

There have been judicial and Congressional challenges to certain aspects of the PPACA. For example, tax legislation enacted on December 22, 2017, titled “an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018,” or the Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 26, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies are subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed value-based payment models for a variety of care settings, including the inpatient prospective payment system used for reimbursing inpatient hospital services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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

If any of our relationships with these third-party CROs or vendors terminate, we may not be able to enter into arrangements with alternative CROs or vendors or do so on commercially reasonable terms. In addition, our CROs are not our employees, and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. We may also be subject to CROs may also generate higher costs than anticipated, which could adversely affect our results of operations and the commercial prospects for our product candidates, increase our costs and delay our ability to generate revenue.

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

We are engaged in ongoing discussions with Lonza to terminate the Services Agreement with Lonza for the manufacturing of omidubicel. Unless and until we establish an alternative supplier, we will be solely dependent on our facility in Kiryat Gat, Israel for the manufacture of the commercial supply of omidubicel, if omidubicel is approved. We have completed construction on the facility in Kiryat Gat and we are now working to qualify our manufacturing process and facility with the FDA’s cGMP regulations. Severe natural or other disasters, power outages, ongoing or revived hostilities or other political or economic factors could severely disrupt our manufacturing operations at our Kiryat Gat facility. If any event occurred that prevented us from using all or a significant portion of this facility or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue manufacturing omidubicel for a substantial period of time in sufficient quantities, or at all. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate to guarantee a sufficient continuation of supply in the event of a serious disaster or similar event. Although we intend to establish an alternative source supplier or manufacturer for the commercial supply of omidubicel, we cannot guarantee that we will be able to establish an alternative source, supplier or partner for the manufacturing of omidubicel at acceptable commercial terms, or at all.

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

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing to which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates or the use of our product candidates. Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully defend, settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing of our product candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our product candidates that are held to be infringing. We might, if possible, also be forced to redesign our product candidates so that we no longer infringe the third-party intellectual property rights, which may not be commercially feasible. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and otherwise significantly harm our business, results of operations and prospects.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We are also subject to certain restrictions regarding obtaining licenses of third-party intellectual property pursuant to the terms of the agreements governing the Notes, and we may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may have to abandon development of that program and our business and financial condition could suffer.

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

We are highly dependent on the members of our senior management team, including our president and chief executive officer, Abigail Jenkins, and our chief financial officer, Shai Lankry. The loss of their services without a proper replacement may adversely impact the achievement of our objectives. Our employees may leave our employment at any time. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue for the foreseeable future. This is particularly the case in Israel and Boston, Massachusetts, where our operations are focused and where there is a “war for talent” among members of our industry. As a result, competition for skilled personnel is intense, and the turnover rate is high. We may not be able to attract and retain personnel, including a new chief financial officer, on acceptable terms or at all, given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical studies or a failure or delay in obtaining regulatory approval of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of any members of our senior management team without proper replacement, may impede the progress of our research, development and commercialization objectives. Even if we are able to identify qualified personnel to replace senior management, including our chief financial officer, the replacement of current members of our management team could be disruptive to our daily operations.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. For instance, we made the decision to prioritize the development of omidubicel for the treatment of hematologic malignancies over SCD because our hematologic malignancy program is at a more advanced stage of development, while our sickle cell program remains exploratory. In addition, during much of 2022 we were evaluating alternatives for commercialization of omidubicel, if approved, which included either commercializing omidubicel ourselves or entering into potential strategic alliances or licensing arrangements with pharmaceutical companies and other partners. Since we have decided to commercialize omidubicel ourselves, if approved, we will have to significantly expand our commercial organization in time for omidubicel approval, which may jeopardize the success of a timely commercial launch and may reduce or delay our anticipated revenue from sales of omidubicel. Commercializing omidubicel ourselves will also require additional capital to fund an increase in workforce as well as operating expenses and capital expenses to expand our manufacturing facility in Kiryat Gat, Israel. If, in the future, we decide to enter into licensing arrangements or other forms of collaboration, the potential for us to generate revenue from royalties on sales of such out-licensed products depends on the performance of our partners. If our partners do not perform in the manner we expect, fail to fulfill their responsibilities in a timely manner or at all, if the FDA, EMA or other similar regulatory authorities decline to grant a marketing authorization to them, or provide them with a restricted authorization, if our agreements with them terminate, they abandon the collaboration or if the quality or accuracy of the clinical data they obtain is compromised, the clinical development, regulatory approval and commercialization efforts related to our out-licensed product candidates could be delayed or terminated, and it could become necessary for us to assume the responsibility at our own expense, or seek new partners on reduced commercial terms, for the clinical development of such product candidates. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the pharmaceutical industry, in particular for our lead product candidate, our business, financial condition and results of operations could be materially adversely affected.

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

As a public company whose ordinary shares are listed in the United States, we are subject to an extensive regulatory regime, requiring us, among other things, to maintain various internal controls and facilities and to prepare and file periodic and current reports and statements, including reports on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Complying with these requirements is costly and time consuming. In the event that we are unable to demonstrate compliance with our obligations as a public company in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or The Nasdaq Global Market, and we could trigger a default under the agreements governing our indebtedness, investors may lose confidence in our operating results and the price of our ordinary shares could decline.

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

We are vulnerable to interest rate risk with respect to the grants received from the Israel Innovation Authority

Since our incorporation, we have received grants from the IIA relating to various projects. We were members of Bereshit Consortium, sponsored by IIA in which certain of our technologies were developed, such program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program. No royalties have been paid to the IIA in respect of any grant. Our total outstanding obligation to the IIA, including the interest accrued through September 30, 2022, amounts to approximately $42.2 million.

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

Our projections of the number of people who have the potential to benefit from treatment with our product candidates are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics and other market research, and may prove to be incorrect. Our target patient populations may be lower than expected, may not be otherwise amenable to treatment with our product candidates or patients may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects. In addition, medical advances may reduce our target markets. For example, new therapies may be developed that impact the potential uptake of our product candidates. Further, advances in treatments in the fields in which we are conducting research programs that reduce side effects and have better deliverability to target organs may limit the market for our future product candidates.

We currently have limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the potential commercial launch of omidubicel or enter into agreements with third parties to market and sell omidubicel, if approved, we may be unable to generate any product revenue.

Although we have a chief commercial officer to lead our efforts to commercialize omidubicel should it receive regulatory approval, we currently have a limited sales and marketing organization, and we have limited experience selling and marketing our product candidates. To successfully commercialize any product candidates that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If omidubicel or any other product candidate receives regulatory approval, we may establish a sales and marketing organization independently or by utilizing experienced third parties with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, all of which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities or identification of appropriate strategic partnering would adversely impact our ability to commercialize our product candidates.

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

We are working to establish and qualify our own cGMP compliant manufacturing facility at Kiryat Gat, Israel. Before we can begin to commercially manufacture omidubicel or any product candidate in our facility, we must pass a pre-approval inspection of our manufacturing facility by the FDA before omidubicel or any product candidate can obtain marketing approval. A manufacturing authorization must also be obtained from the appropriate regulatory authorities in the European Union, Israel and worldwide. Such manufacturing authorizations must also be obtained for any third-party manufacturing facility and process. In order to obtain approval, we will need to ensure that all our processes, methods, relevant computer systems, and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. If we do not demonstrate to the satisfaction of the applicable regulator that our manufacturing facilities, or those of our contract manufacturers, are in compliance with applicable requirements, we may be materially delayed in the development of our product candidates, which would materially harm our business. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop. While we continue to work to establish the cGMP compliance of our manufacturing facility at Kiryat Gat in Israel, we do not have another long-term partner for the manufacturing of omidubicel.

Qualifying our manufacturing facility is subject to other delays, including because of COVID-19 related shortages of labor and governmentally imposed shut-downs. Unexpected problems in the qualification of our manufacturing facility may adversely impact our ability to provide supply for the development and commercialization of omidubicel as well as our financial condition.

If we receive marketing approval for our product candidates, sales will be limited unless the applicable products achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

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

We are subject to the risk of various legal and regulatory proceedings, including litigation in the ordinary course of business. Our business further entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material effect on our business, financial condition, results of operations or prospects.

In the ordinary course of business, we may become subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities and related insurance receivables, where applicable, or may require us to make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels.

Furthermore, our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our share price. We do not currently have product liability insurance and do not anticipate obtaining product liability insurance until such time as we have received FDA or other comparable authority approval for a product and there is a product that is being provided to patients outside of clinical trials. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

Risks Related to Ownership of our Ordinary Shares

Our executive officers, directors and principal shareholders maintain the ability to exert significant control over matters submitted to our shareholders for approval.

Certain of our executive officers, directors and holders of more than 5% of our voting securities beneficially owned as of September 30, 2022 shares that represent approximately 34.8% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

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

Our status as a PFIC generally will depend on the nature and composition of our income and the nature, composition, and value of our assets (which generally will be determined based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our ordinary shares from time to time, which may be volatile). If our market capitalization declines while we hold a substantial amount of cash for any taxable year, we may be a PFIC for such taxable year. The manner and timeframe in which we spend the cash we raise in any offering, the transactions we enter into, and how our corporate structure may change in the future will affect the nature and composition of our income and assets. Until such time as we start generating revenue from operations, our PFIC status may depend, in part, on the treatment of payments we receive from other sources (including government grants), which is uncertain, and the magnitude of such payments compared to passive income from investments. Based on the value of our assets, including goodwill, and the nature and composition of our income and assets, we believe that we were not a PFIC for the taxable year ended December 31, 2021. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year by applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation, there can be no assurance that we will not be a PFIC for any taxable year, and our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year. Prospective investors should consult their tax advisors regarding the application of the PFIC rules to their investment in our ordinary shares in their particular circumstances.

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

If we are a “controlled foreign corporation,” certain of our U.S. shareholders may suffer adverse tax consequences as a result.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

If tax authorities in any of the countries in which we operate were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation, or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations, and cash flows. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Future changes to tax laws could materially adversely affect us and reduce net returns to our shareholders

Tax laws are dynamic and subject to change as new laws are passed and interpretations of the law are issued or applied. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received, or (in the specific context of withholding tax) dividends paid. For instance, recent legislation in the United States, commonly referred to as the Inflation Reduction Act, enacts a 15% minimum tax on the adjusted financial statement income of certain U.S. corporations, effective for taxable years beginning in 2023, which may increase our tax liability pending further guidance. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholder, and increase the complexity, burden, and cost of tax compliance.

The tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

Some of our operations in Israel may entitle us to certain tax benefits under the Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, once we begin to produce revenue. If we do not meet the requirements for maintaining these benefits, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate, which is set at 23% in 2018 and thereafter. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we will receive, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Preferred Enterprise” is entitled to may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we will pay would likely increase, as all our operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefits programs.

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

We may take advantage of these provisions until such time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earlier to occur of: (1) December 31, 2023; (2) the last day of the fiscal year in which we have total annual gross revenue of $1.24 billion or more; (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these reduced burdens, and therefore the information that we provide holders of our ordinary shares may be different than the information you might receive from other public companies in which you hold equity. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. We have elected to take advantage of this extended transition period. When we are no longer deemed to be an emerging growth company, which we expect to occur beginning on January 1, 2024, we will not be entitled to the exemptions provided in the JOBS Act discussed above. We cannot predict if investors will find our ordinary shares less attractive as a result of our reliance on exemptions under the JOBS Act. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

Risks Related to Israeli Law and Our Operations in Israel

Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

We have substantial operations in Israel, including our research and development facilities and our manufacturing facilities at Kiryat Gat, that may be influenced by regional instability and extreme military tension. Accordingly, political, economic and military conditions in Israel and the surrounding region could directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Articles of Association of the Registrant (incorporated by reference to Annex A to the Registrant’s DEF 14A (File No. 001-38716), filed with the SEC on June 22, 2022, as amended on July 13, 2022).

3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form F-1 (File No. 333-227601), filed with the SEC on September 28, 2018).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

10.1	Employment Agreement, dated September 18, 2022, by and between Gamida Cell Inc. and Abigail Jenkins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on September 19, 2022).

10.2	Underwriting Agreement, dated as of September 27, 2022, by and between Gamida Cell Ltd. and Piper Sandler & Co., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on September 30, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

#	The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gamida Cell Ltd.

November 14, 2022	By:	/s/ Abigail Jenkins
Abigail Jenkins
President, Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2022	By:	/s/ Shai Lankry
Shai Lankry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)