Form 10-K
period 2022-12-31
Gamida Cell Ltd.
filed 2023-03-31
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $1.77 as reported on the Nasdaq Global Market as of that date was approximately $103.3 million.

The registrant had 81,494,442 ordinary shares outstanding as of March 29, 2023.

Documents incorporated by reference: None.

i

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this annual report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These statements speak only as of the date of this annual report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements in this annual report include statements as to:

●	our expectations regarding timing of application for and receipt of regulatory approvals for omidubicel;

●	our estimates regarding the commercial potential of, and our commercialization plans for omidubicel, including our plans to manufacture omidubicel at a commercial scale, if and when approved for marketing, at our Kiryat Gat facility;

●	the clinical utility and potential advantages of omidubicel and any of our other product candidates;

●	the timing, progress and conduct of our clinical trial of GDA-201;

●	our plans regarding utilization of regulatory pathways that would allow for accelerated marketing approval in the United States, the European Union and other jurisdictions;

●	our recurring losses from operations, our estimates regarding anticipated capital requirements and our needs for additional sources of financing or a commercial or strategic partnership to support a more fulsome commercial launch of omidubicel, if approved;

●	anticipated cost savings from our strategic restructuring and our financial runway;

●	our expectations regarding when certain patents may be issued and the protection and enforcement of our intellectual property rights;

●	our plans regarding the maintenance of intellectual property rights to our preclinical NK cell pipeline;

●	our ability to manufacture omidubicel and our other product candidates at levels sufficient for commercialization or clinical development, as applicable;

●	our ability to maintain relationships with certain third parties;

●	our planned level of capital expenditures;

●	the impact of government laws and regulations; and

●	the effects that geopolitical events or economic conditions may have on us.

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

In this annual report, all references to (i) “Gamida,” “Gamida Cell,” “we,” “us,” “our” or the “Company” mean Gamida Cell Ltd. and its wholly owned subsidiary, Gamida Cell Inc., unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to U.S. dollars unless otherwise indicated.

ii

PART I

ITEM 1. BUSINESS

Overview

We are a cell therapy pioneer working to turn cells into powerful therapeutics. We apply a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates with the potential to redefine standards of care. Our primary product candidate is omidubicel, an advanced cell therapy candidate for allogeneic hematopoietic stem cell transplant that, if approved, has the potential to expand access and improve outcomes for patients with blood cancers. Historically, we had also developed a line of enhanced and engineered NK cells targeted at solid tumors and hematological malignancies.

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

There are multiple sources of donor cells. The best source for donor cells is often viewed as a sibling who is a matched related donor, or MRD, but the chances of having a sibling match in the United States are only 25% to 30%. The majority of patients rely on alternate sources of donor cells, including matched unrelated donor, or MUD, haploidentical, or “half-matched” donors, and mismatched unrelated donor, or MMUD, as well as umbilical cord blood. However, due to disease progression and other complications during the time needed to find a suitable donor, unfortunately many patients cannot find an appropriate donor. According to the CIBMTR, in the U.S., there are approximately 8,000 patients above the age of 12 with hematologic malignancies who undergo an allogeneic stem cell transplant each year and we believe that number of patients may grow over time. We estimate that there are approximately 1,200 patients each year, who are above the age of 12 and are deemed eligible for an allogeneic stem cell transplant but cannot find an appropriate donor.

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

Omidubicel, our primary product candidate, is designed to address the limitations of current donor sources used for HSCT. Omidubicel consists of NAM-expanded and enhanced hematopoietic stem cells and differentiated immune cells, including T cells. The final cell therapy product is cryopreserved until the patient is ready to begin the transplant, when it is thawed and infused. Omidubicel has the potential to be a stem cell donor source in two broad patient groups: (i) patients with high-risk leukemias and lymphomas who require HSCT; and (ii) patients with severe hematologic disorders such as severe aplastic anemia. Based on results from our clinical studies, if approved, omidubicel has the potential to improve outcomes as compared to other donor sources and to increase access for patients who cannot find an appropriate donor.

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

In December 2021, we reported data from an analysis of a subset of 37 patients from the Phase 3 randomized trial of omidubicel at Annual Meeting of the American Society of Hematology, or ASH. The analysis was aimed at investigating the reduced infection rates observed in the study and showed that the omidubicel-treated patients had more rapid recovery of a wide variety of immune cells including CD4+ T cells, B cells, NK cells and dendritic cell subtypes. The recovery of the immune system provides rationale for fewer severe bacterial, fungal and viral infections in patients treated with omidubicel. In February 2023 we presented additional data at the Transplantation and Cellular Therapy, or TCT, Meetings of the American Society for Transplantation and Cellular Therapy. These new data focused on peripheral blood lymphocyte counts measured in correlation with time to neutrophil and platelet engraftment in omidubicel-transplanted and standard cord blood-transplanted patients. Seven days post-transplant, omidubicel-transplanted patients showed a robust reconstitution of a broad repertoire of immune cells, which correlated with successful neutrophil engraftment. These data support past findings that omidubicel stimulates faster immune recovery than standard cord blood and may also explain the lower incidence of serious bacterial, fungal and viral infections for omidubicel transplanted patients.

In early 2022, the FDA agreed that the initiation of our rolling biologics license application, or BLA, submission for omidubicel was appropriate and we initiated the rolling submission process. We completed submission of the BLA in June 2022. The FDA accepted the BLA in July 2022. Subsequently, the FDA issued an information request and viewed the data in our response as a major amendment. On November 18, 2022, we received correspondence from the U.S. Food and Drug Administration, or FDA, that the agency had updated our previous target action date under the Prescription Drug User Fee Act, or PDUFA, from January 30, 2023 to May 1, 2023, for our BLA for omidubicel. In the fourth quarter of 2022, the Israeli Ministry of Health and the FDA completed physical inspections of our Kiryat Gat facility which, to date, has resulted in no FDA 483 observations.

Beginning in March 2023, we initiated a strategic restructuring of our business to primarily focus on the commercial launch of omidubicel, following FDA approval if granted. This launch will involve a more limited financial investment than we had previously planned in order to manage our financial resources, resulting in a slower ramp of sales. To support a more fulsome commercial launch of omidubicel, if approved, we intend to seek potential commercial or strategic partnerships. We plan to engage a strategic advisor for this process. Potential strategic alternatives that may be evaluated include a sale of our assets or merger of our company, securing additional financing, and commercial or strategic partnerships that would enable further commercialization and development of our programs. There can be no assurance that this strategic review process will result in our pursuing any transaction. We aim to run this strategic review process into the third quarter of 2023. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value. If we are unable to secure additional financing or a commercial or strategic partnership for omidubicel, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment.

In connection with our strategic restructuring:

●	We intend to allocate the vast majority of our resources to support a commercial launch of omidubicel, following approval by the FDA if granted, including manufacturing at our dedicated and certified Kiryat Gat facility. To manage our cash runway, we will hire employees at a reduced pace and reduce planned commercial and medical operating expenses, which we anticipate will result in lower sales than we had previously planned.

●	Solely for financial reasons, we are reducing planned investment in the development of our clinical stage NK cell therapy candidate, GDA-201. While we will continue enrollment into the Phase 1/2 clinical trial of GDA-201 for the treatment of follicular and diffuse large B-cell lymphomas, we will not advance any previously planned Phase 2 start-up activities. We intend to complete the treatment of patients in the Phase 1 portion of the Phase 1/2 study; however, following our assessment of the results from Phase 1, we may decide not to proceed with the enrollment of patients in the Phase 2 portion of the study and may wind down the Phase 1/2 study of GDA-201.

●	Solely for financial reasons, we will discontinue the development of our engineered NK cell therapy pipeline, including GDA-301, GDA-501, and GDA-601, but will retain the intellectual property rights to develop, sell or license these assets in the future.

●	We have implemented a reduction in force to rationalize the employee base to support the new business strategy, which will include closing our Jerusalem research and development facility and terminating the lease or securing a sub-tenant for the space. We expect that we will incur charges of approximately $1.1 million for severance and other employee termination-related costs primarily in the second quarter of 2023.

Our Strategy

Our goal is to deliver curative cell therapies to patients with serious and life-threatening medical conditions. The key strategies to achieve our goal are the following:

●	Obtain regulatory approval for omidubicel in hematologic malignancies. We submitted the full BLA for omidubicel in June 2022, and have been assigned a PDUFA date of May 1, 2023. Our BLA was supported by data from our international, multicenter, randomized, pivotal Phase 3 clinical trial that evaluated transplantation with omidubicel compared to standard umbilical cord blood in 125 patients with various hematological malignancies, including acute lymphocytic leukemia, or ALL, acute myeloid leukemia, or AML, myelodysplastic syndrome, or MDS, chronic myeloid leukemia, or CML, and lymphoma. The primary endpoint was time to neutrophil engraftment. The trial achieved its primary endpoint, as well as all three of the prespecified secondary endpoints. If omidubicel is approved in the United States, we may seek regulatory approval in the European Union, or the EU, or other jurisdictions.

●	Initial commercial launch of omidubicel in the United States, if approved. While the BLA for omidubicel is under review by the FDA, we are preparing for the commercial launch of omidubicel in the United States that will involve a more limited financial investment than previously planned, which we anticipate may result in a slower ramp of sales, and are assessing alternatives for the further commercialization of omidubicel within the United States. Additionally, we are developing a reimbursement strategy modeled upon recently approved cell therapies in oncology, including potentially through the New Technology Add-on Payment program.

●	Cash conservation, strategic review and operational efficiency. In the near-term, we intend to allocate the vast majority of our financial resources to executing a launch of omidubicel, following approval by the FDA if granted, including manufacturing at our dedicated and certified Kiryat Gat manufacturing facility. We also initiated a process to seek potential commercial or strategic partnerships to maximize patient access to omidubicel, if approved. In response to current liquidity challenges, we are managing operational expenses and implementing various cost reduction measures, including implementation of a workforce reduction of approximately 17% in March 2023.

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

Historically, we have also applied NAM technology in developing our NK cell product candidates.

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

HSCT is a potentially curative treatment for many refractory and high-risk hematologic malignancies that would otherwise be fatal with conventional therapies. As of 2019, an estimated 600,000 allogeneic HSCT procedures will have been performed worldwide over the past 50 years. In 2016, more than 38,000 such procedures were performed worldwide, and in 2020, more than 8,000 were performed in the United States. From 2010 to 2019, the number of patients receiving an allogeneic HSCT procedure increased by approximately 3% per year in the United States due to multiple factors, including an aging population and new transplant modalities. Approximately 90% of HSCT procedures performed in the United States are for patients with various hematologic malignancies.

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

The best source of donor cells is often viewed as a matched sibling of appropriate age and health, but the chances of having a sibling match are only 25% to 30%. An alternate source of donor cells is a MUD, but non-Caucasian patients have a lower likelihood of finding a MUD. There is ethnic and racial disparity in access to HSCT. Data from 2018 indicate that white patients of European descent are approximately four times more likely to receive a transplant than Black patients. The ability to find a match through this process is particularly challenging for individuals of ethnic backgrounds that are not well-represented in donor databases. Furthermore, it takes approximately two to three months on average to identify an appropriate MUD who is medically suitable and willing to donate. During this lengthy time period, there is a risk of disease recurrence. Over time, the patient may also become ineligible due to other health complications. Moreover, prolonged donor searches heighten anxiety for patients and their families.

If a matched donor cell source is not identified, there are three alternatives for transplant candidates: mismatched unrelated donor, or MMUD, haploidentical donors and umbilical cord donors. Haploidentical, or “half-matched” donors, and MMUD are only partially compatible with the recipient. Because of the immune incompatibility in transplants from such donors, there is a high risk of GvHD, infection and other complications.

Alternatively, donor cells can be obtained from umbilical cord blood. In contrast to adult graft sources, which require a greater degree of matching, matching requirements for cord blood are less stringent than those from unrelated donors, leading to a greater probability for finding a match: 96% for Caucasians of European descent, 81% for Black patients, and 82-91% of other minorities. This obviates the need to go through a prolonged search process with uncertain outcomes in order to find a donor and arrange for the collection of donor cells. Because the donor T cells in cord blood are naïve, meaning that they have not matured, they readily adapt to the recipient and are associated with a low risk of a patient developing GvHD, in particular chronic GvHD. Furthermore, transplantation with cord blood reduces the risk of potential transmission of an infection from an adult donor.

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

Omidubicel is Designed to Address the Limitations of Current Donor Sources for HSCT

In addition to the general limitations of HSCT, the low number of hematopoietic cells in standard umbilical cord blood is a major clinical constraint. With standard umbilical cord blood, the small number of stem cells infused leads to a prolonged time to engraftment, the process by which donor stem cells home to the bone marrow, differentiate, and repopulate the recipient’s blood cells. Longer time to engraftment is associated with a higher rate of post-transplant complications, longer hospitalization time, and an increase in transplant-related mortality. Omidubicel is designed to address the limitations of current donor sources used for allogeneic HSCT because it expands the number of donor cord blood stem cells while maintaining the cells’ functional therapeutic characteristics. The omidubicel manufacturing process also enhances cell functionality.

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

Those cells that do not express CD133 represent other types of more mature, differentiated cells, including essential components of the immune system such as T cells. These mature cells cannot engraft but can provide immunological support until T cells derived from the stem cell graft recover. The CD133-negative cells are also cryopreserved and retained for use as the second component of omidubicel. The two components collectively are known as “omidubicel,” as approved by the United States Adopted Names Council (USAN).

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

●	Omidubicel is a stem cell graft with less stringent matching requirements than conventional HSCT, intended to reduce problems with donor matching. If approved, this will provide an option for the patients who currently have lengthy searches to find a suitable match and may never receive one, thereby creating an opportunity to improve outcomes and access to HSCT for such patients.

●	Omidubicel is designed to deliver a therapeutic dose of stem cells that may lead to rapid engraftment and immune reconstitution.

●	Omidubicel provides a compatible graft, observed to reduce morbidities including GvHD and infections.

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

All secondary endpoints-time to platelet engraftment, the incidence of grade 2 or grade 3 bacterial or invasive fungal infections and the number of days alive and out of hospital during the first 100 days following transplantation-were also met.

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

In November 2021, we completed a Type B Pre-BLA meeting with the FDA for omidubicel during which the FDA requested that we provide revised analysis of the manufacturing data generated at our manufacturing facility in Kiryat Gat, Israel to demonstrate the analytical comparability of the omidubicel produced at Kiryat Gat to the omidubicel that was produced at the clinical manufacturing sites for the Phase 3 study. In January 2022, we received positive Type B meeting correspondence from the FDA that we had established the requisite analytical comparability. Based on the positive Phase 3 trial results and the comparability analysis, the FDA agreed that the initiation of a rolling BLA submission is appropriate. In February 2022, we initiated the rolling submission process with the FDA, and we submitted the full BLA for omidubicel to the FDA in June 2022. The FDA accepted the BLA in July 2022 with priority review and a PDUFA data of January 30, 2023. Subsequently, the FDA issued an information request and viewed the volume of data required to address the information request as a major amendment. On November 18, 2022, we received correspondence from the FDA that the agency had updated our previous target action date under the PDUFA from January 30, 2023 to May 1, 2023, for our BLA for omidubicel.

Omidubicel has Breakthrough Therapy Designation from the FDA. Additionally, omidubicel received orphan drug designation from both the FDA and from the European Commission for the indication haematopoietic stem cell transplantation.

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

Omidubicel: Health Economic Implications

The potential clinical advantages of omidubicel could lead to societal benefits such as enabling patients to return to work, spend time with loved ones and enjoy improved quality of life. Omidubicel may also reduce the costs to the healthcare system versus standard cord HSCT due to reductions in health care resource utilization such as potentially shortened isolation and intensive care hospital stays, reduced re-admission rates and decreased severity and rates of infections. At the December 2021 Annual Meeting of ASH, we reported the results of an analysis of resource utilization data from the first 100 days after transplant for 108 patients in the Phase 3 trial showing that the omidubicel-treated patients had significantly shorter durations of hospitalization and intensive care unit stays, and fewer consultant visits, procedures, and transfusions than the patients in the control arm. These data provide further evidence of the clinical benefit associated with the more rapid hematopoietic recovery in patients treated with omidubicel and the corresponding reduction in healthcare resource utilization. These data will help to inform pricing and reimbursement.

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

Our NK Cell Product Candidates

Our pipeline of NK cell-based cancer immunotherapies is comprised of GDA-201 and three additional preclinical programs that involve modifications intended to direct NK cells against specific tumor markers to improve their cancer killing capabilities in both hematological and solid tumors.

GDA-201 is our lead investigational NK cell-based cancer immunotherapy product candidate. GDA-201 addresses a key limitation in the therapeutic potential of NK cells by increasing the cytotoxicity and in vivo retention and proliferation in the bone marrow and lymphoid organs of NK cells expanded in culture conditions. GDA-201 was evaluated in an investigator-sponsored Phase 1/2 trial for the treatment of NHL and MM. We believe that GDA-201 may have broad potential in both hematologic malignancies and in solid tumors.

In May 2022, we announced the dosing of our first patient in a Phase 1/2 clinical trial of GDA-201 for the treatment of patients with follicular and diffuse large B-cell lymphomas, and patient enrollment in this study is ongoing.

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

GDA-201

We have developed GDA-201, a cell therapy product candidate generated by expansion of healthy donor NK cells using our NAM technology. We believe that GDA-201 has potential application in boosting the innate immune response to cancer. Functional studies have shown that our GDA-201 cells expanded in culture with our NAM technology and the cytokine IL-15 display increased tumor killing activity over NK cells expanded with IL-15 but without NAM. We have also demonstrated ADCC with GDA-201 in combination with antibodies, including rituximab.

An investigator-sponsored Phase 1/2 clinical study of GDA-201 in patients with multiple myeloma, or MM, or NHL was initiated in 2017 at the University of Minnesota. These patients have relapsed or refractory NHL or MM, meaning that their disease has come back after standard therapy and/or they are not responding to standard therapy for their disease. In combination with GDA-201, these patients also receive therapeutic antibodies, which, in the case of NHL, includes rituximab, and in the case of MM, elotuzumab. At the December 2021 Annual Meeting of ASH, we reported two-year follow-up data from the clinical trial on outcomes and cytokine biomarkers associated with survival. The safety profile was consistent with that reported previously: there were no dose limiting toxicities in the 35 treated patients. In 19 patients with lymphoma, the data demonstrated a median duration of response of 16 months (range 5- 36 months), an overall survival at two years of 78% (95% CI, 51%-91%).

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

Among the 16 patients with MM, one patient achieved a complete response, and four patients achieved stable disease. Among the 19 patients with NHL, 13 achieved a complete response and one achieved a partial response. Overall response rate among the 19 NHL patients was 74%, with responses observed in 8 patients with FL and 5 patients with DLBCL. Median duration of response was 10 months with a range of 1 - 28 months. In three patients, an initial partial response deepened over time to a complete response: one (patient 009) without any further therapy, and two in the context of a second cycle of GDA-201 and rituximab. Two patients with complete response who received a second cycle of GDA-201 after initial complete response had maintained a complete response after a total of 6 and 12 months, respectively.

Responses in Patients with Lymphoma Treated with GDA-201

Given the results of this study, we have developed a cryopreserved, allogeneic, readily available formulation of GDA-201 to enable further clinical trials. In September 2021, we submitted an IND for a Phase 1/2 clinical trial of GDA-201 for the treatment of patients with follicular and diffuse large B-cell lymphomas. In October 2021, the FDA placed this IND on clinical hold prior to the initiation of patient dosing. The FDA requested modifications in donor eligibility procedures and sterility assay qualification. The FDA removed the clinical hold in April 2022, and we opened enrollment of our Phase 1/2 clinical trial of GDA-201 in patients with follicular and diffuse large B-cell lymphomas in May 2022 and announced the dosing of our first patient in this trial in August 2022. We intend to compete the treatment of patients in the Phase 1 portion of the Phase 1/2 study; however, following our assessment of the results from Phase 1, we may decide not to proceed with the enrollment of patients in the Phase 2 portion of the study and may wind down the Phase 1/2 study of GDA-201.

At the 2023 Transplantation & Cellular Therapy (TCT) Meetings of the American Society for Transplantation & Cellular Therapy and the Center for International Blood and Marrow Transplant Research, new preclinical data on the cryopreserved formulation of GDA-201 was reported, which showed increased potency and enhanced cytotoxicity. GDA-201 cells were tested for viability, phenotyping, function and potency. Previous characterization of GDA-201 showed high levels of CD56, CD16, CD49a and CD62L expression, low levels of CD57, and low levels of immune checkpoints such as LAG3 and CD200R. The analyses showed that cryopreserved GDA-201 exhibited high viability (>90%) and high purity up to 12 months post-manufacturing and preserved the ability to proliferate post-thaw. GDA-201 maintained high levels of expression of CD16, which mediates antibody-dependent cellular toxicity, and CD62L, which is a homing and retention marker. GDA-201 also demonstrated high potency, based on the intracellular secretion of TNF-alpha & IFN-gamma and extracellular degranulation marker CD107a.

Additional NK Cell Product Candidates in Our Portfolio

We have developed other NAM-enabled genetically modified NK cell product candidates, which utilize CAR, membrane bound- and CRISPR-mediated strategies to increase targeting, potency and persistence against hematologic malignancies and solid tumors. As part of our strategic restructuring, in March 2023 we discontinued development of this preclinical pipeline. We will, however, maintain the intellectual property rights to the portfolio, which includes the following candidates:

●	GDA-301: Knockout of CISH, or cytokine inducible SH2 containing protein, in NK cells using CRISPR/Cas9 in combination with a membrane-bound IL-15/IL-15Ra. Designed to improve tumor killing by promoting activation of NK cells and inhibiting negative feedback signals. Potential applications exist across a range of solid tumors and hematologic malignancies. Data presented at the International Society for Cell & Gene Therapy, or ISCT, 2022 meeting demonstrated that after six hours of co-culture with a chronic myelogenous leukemia (K562) or multiple myeloma (RPMI) cell line, GDA-301, a combined genetic manipulation of CISH gene editing and the engineered expression of mb IL-15, showed increased cytotoxicity compared with control NAM-NK cells. Additional in vitro assays showed elevation of degranulation marker CD107a, intracellular proinflammatory cytokines interferon-γ and tumor necrosis factor-α, suggesting increased potency of GDA-301 compared with control cells. The potency and cytotoxicity data suggest that GDA-301 represents a novel potential immunotherapeutic targeting hematologic malignancies as well as solid tumors.

●	GDA-501: CAR-engineered NK cells to target HER2+ solid tumors with the potential to enhance homing and activation against cancers with HER2 overexpression, including breast, ovarian, lung, bladder, and gastric cancers. At the 2022 Society of Immunotherapy of Cancer, or SITC, annual meeting, we announced new preclinical data on GDA-501 that provide support for its continued preclinical development. GDA-501 displayed significantly enhanced in vitro cytotoxicity when cultured with HER2+ targeted cancer cells, as well as increased potency based on elevated levels of proinflammatory cytokines and biomarkers compared with control cells. Importantly, increased cytotoxicity and potency were persistent. These preclinical data demonstrate potent antitumor activity.

●	GDA-601: Knockout of CD38 on NK cells to avoid fratricide by CD38-targeting antibodies in combination treatment of multiple myeloma, combined with a CD38 CAR designed to enhance killing of multiple myeloma cells. Data presented at the ISCT 2022 meeting showed that in vitro killing assays, performed six hours after co-culture of GDA-601 with a MM (RPMI) cell line, showed increased cytotoxicity compared with control NAM-NK cells. Fratricide attributable to CD38 antigen was effectively eliminated with GDA-601. There was a significant enhancement of potency against CD38-positive MM cells demonstrated by elevation of the degranulation marker CD107a, intracellular proinflammatory cytokines interferon-γ and tumor necrosis factor-α in vitro. These results suggest that GDA-601 displays superior antitumoral responses against MM cells and represent a promising adoptive cell therapeutic strategy against MM.

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

Allogeneic HSCT Graft: ExCellThera, Garuda Therapeutics and Bellicum Pharmaceuticals; and

Natural Killer Cell Portfolio: Takeda Pharmaceutical Company, Fate Therapeutics, Artiva, Sanofi, MiNK Therapeutics, ONK Therapeutics, Shoreline, Cellularity, NKarta, Wugen, Century Therapeutics, Appia Bio and FujiFilm Cellular Dynamics.

Manufacturing

Omidubicel is currently manufactured at our Kiryat Gat, Israel facility using a scalable process with well-defined unit operations. This highly specialized and precisely controlled manufacturing process enables us to manufacture product candidates reproducibly and efficiently for clinical and commercial applications. In the fourth quarter of 2022, the Israeli Ministry of Health and the FDA completed physical inspections of our Kiryat Gat facility which, to date, has resulted in no FDA 483 observations. If omidubicel is approved for marketing by the FDA, we plan to commercially manufacture omidubicel for sale in the United States at our Kiryat Gat, Israel manufacturing facility in 2023.

We currently rely on third-party clinical cell processing facilities and contract manufacturers for all our required raw materials, active ingredients and finished products for our preclinical research and clinical trials. In addition, we currently rely on third parties for supply of our required raw materials and active ingredients for omidubicel.

Marketing, Sales and Distribution

Our strategy is to ensure omidubicel is made available to appropriate patients upon FDA approval. While the BLA for omidubicel is under review by the FDA, we are preparing for a commercial launch of omidubicel in the United States that will require a more limited investment resulting in a slower ramp of sales. We have conducted market insight studies to understand the unmet needs that omidubicel can potentially address. If omidubicel were to be fully distributed to all appropriate patients in the U.S. market, we would anticipate that upon reaching peak market share, which would be 20 – 25% of the addressable U.S. patient population, omidubicel has the potential to treat approximately 2,000 – 2,500 patients each year.

If we receive regulatory approvals for omidubicel, we intend, where appropriate, to pursue commercialization relationships, including strategic alliances and licensing arrangements with pharmaceutical companies and other strategic partners that are equipped to market or sell our products through their well-developed sales, marketing and distribution organizations in such countries.

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

As of December 31, 2022, we own 33 issued patents and 61 pending patent applications worldwide, including five U.S. issued patents, six pending U.S. non-provisional patent applications and three pending PCT applications.

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

We own 11 issued foreign patents related to GDA-201. The patents that we own outside of the United States are granted in Australia, Canada, Europe, Hong Kong, Israel, Canada, and Japan. In addition, we own four pending U.S. non-provisional patent applications, one pending PCT patent application and 36 pending foreign patent applications related to our GDA-201 product candidate. These patents and pending patent applications contain composition-of-matter claims to our GDA-201 product candidate, and claims to methods of producing and methods of treatment using our GDA-201 product candidate. Not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, these patents, and if granted, the U.S. non-provisional patent applications and foreign patent applications, will expire from 2030 to 2040, and patents, and if granted, patent applications claiming priority to the PCT application will expire in 2042. In particular, EP Patent No. 2519239, EP Patent No. 3184109, JP Patent No. 5943843, JP Patent No. 6215394, IL Patent No. 220660, IL Patent No. 259642, CA Patent No. 2,785,627 and CN Patent No. ZL201710426660.X, which relate to methods of expanding a population of natural killer cells by culturing the cells with nicotinamide or nicotinamide analogs, and transplantable cell populations produced by these methods, expire in 2030, not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely.

We own PCT application related to GDA-301 and GDA-601. This pending PCT application contains composition-of-matter claims to our GDA-301 and GDA-601 product candidates, and claims to methods of producing and methods of treatment using our GDA-301 and GDA-601 product candidates. Not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, patent applications claiming priority to this U.S. PCT, if granted, would expire in 2042.

We own two PCT applications related to GDA-501. These PCT applications contain composition-of-matter claims to our GDA-501 product candidate, and claims to methods of producing and methods of treatment using our GDA-501 product candidate. Not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, patent applications claiming priority to these PCT applications, if granted, would expire in 2042.

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

As with other biotechnology and pharmaceutical companies, our ability to establish and maintain our proprietary and intellectual property position for our product candidates will depend on our success in obtaining effective patent claims and enforcing those claims if granted. There can be no assurance that any of our current or future patent applications will result in the issuance of patents or that any of our current or future issued patents will provide any meaningful protection of our product candidates or technology. For more information regarding the risks related to our intellectual property, see “Item 1A: Risk Factors-Risks Related to Our Intellectual Property.”

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

The terms of the grants under the Innovation Law also generally require that the products developed as part of the programs under which the grants were given be manufactured in Israel and that the know-how developed thereunder may not be transferred outside of Israel, unless a prior written approval is received from the IIA (such approval is not required for the transfer of a portion of the manufacturing capacity which does not exceed, in the aggregate, 10% of the portion declared to be manufactured outside of Israel in the applications for funding, in which case only notification is required) and additional payments are required to be made to the IIA. It should be noted that this does not restrict the export of products that incorporate the funded know-how. See “Item 1A: Risk Factors-Risks Related to Israeli Law and Our Operations in Israel” for additional information.

Since our incorporation, we have received grants from the IIA relating to various projects. We were members of Bereshit Consortium, sponsored by IIA in which certain of our technologies were developed, such program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program. No royalties have been paid to the IIA in respect of any grant. Our total outstanding obligation to the IIA, including the interest accrued through December 31, 2022, amounts to approximately $43.5 million of which $37.7 million is royalty-bearing grants, and approximately $2.6 million is non-royalty-bearing grants.

Government Regulation in the U.S.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulation;

●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;

●	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

●	preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials;

●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review; satisfactory completion of an FDA Advisory Committee review, if applicable;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so- called Phase 4 studies may be made a condition to approval of the BLA. In addition, the FDA may require post-marketing commitments following approval. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Compliance with Good Tissue Practices, or GTPs, is also required to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. Good Tissue Practices regulations also require tissue establishments to register and list their HCT/Ps with the FDA and when applicable, to evaluate donors through screening and testing. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Government Regulation in the EU

Clinical Trials in the EU

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or CTR, which entered into effect on January 31, 2022, repealing and replacing the former Clinical Trials Directive 2001/20, or CTD, and related national implementing legislation of EU Member States.

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increasing their transparency. Specifically, the regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. Sponsors could choose to submit a clinical trial application under either the CTD or the CTR until January 31, 2023. For clinical trials in relation to which application for approval was made on the basis of the CTD before January 31, 2022, the CTD will continue to apply on a transitional basis for three years. If authorized, those clinical trials will be governed by the CTD until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the clinical trial has already transitioned to the CTR framework.

EU Review and Approval Process

In the EU, medicinal products can only be commercialized after a related marketing authorization, or MA, has been granted. A company may submit a marketing authorization application, or MAA, either on the basis of the centralized, or decentralized procedure or mutual recognition procedure.

To obtain an MA for a product in the EU, which is valid throughout the EEA, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid for all EU Member States. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA.

Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

Unlike the centralized authorization procedure, the decentralized MA procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the Heads of Medicines Agencies’ Coordination Group for Mutual Recognition and Decentralised Procedures – Human, or CMDh, for review. The subsequent decision of the European Commission is binding on all EU Member States.

The mutual recognition procedure allows companies that have a medicinal product already authorized in one EU Member State to apply for this authorization to be recognized by the competent authorities in other EU Member States. Like the decentralized procedure, the mutual recognition procedure is based on the acceptance by the competent authorities of the EU Member States of the MA of a medicinal product by the competent authorities of other EU Member States. The holder of a national MA may submit an application to the competent authority of an EU Member State requesting that this authority recognize the MA delivered by the competent authority of another EU Member State.

An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the MA holder must provide the EMA or the competent authority with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

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

Further, the U.S. Public Health Service Act, prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced EU Member States), can further reduce prices.

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

There have been judicial and Congressional challenges to certain aspects of the PPACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the PPACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the PPACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration.

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2.0% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments, including the BBA, will remain in effect until 2031, unless additional U.S. Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include new quality and payment programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

In order to market our future products in the EEA (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein) and many other jurisdictions, we must obtain regulatory approvals from such jurisdictions. More precisely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. Our current product candidates would be subject to a centralized MA that would be granted by the European Commission.

The EU centralized MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, advanced therapeutic medicinal products, orphan medicinal products and medicinal products indicated for the treatment of HIV or AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Further, gene therapy medicinal products, somatic cell therapy medicinal products and tissue-engineered medicinal products are additionally governed by Regulation (EC) No 1394/2007 on ATMPs, Directive 2004/23/EC and its implementing Directives governing the collection and use of human cells and tissues where applicable, Directive 2002/98/EC and its implementing Directives governing the collection and use of human blood where applicable, and the EC’s and EMA’s related guidance including GMP for (investigational) ATMPs.

Under the above-described procedures, before granting the MA, the EMA makes an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and Marketing Exclusivity

Upon receiving a marketing authorization in the EEA, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

In the EEA, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Pediatric Investigation Plan

In the EEA, Regulation (EC) No 1901/2006 provides that all marketing authorization applications for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once study results are included in the product information, even when negative, the product is eligible for a six month extension to the Supplementary Protection Certificate or SPC if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity. For other countries outside of the EEA, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Orphan Drug Designation

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

Regulatory Requirements after Marketing Authorization

Where a marketing authorization is granted in relation to a medicinal product in the EEA, the holder of the marketing authorization is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products.

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new marketing authorizations must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EEA, the advertising and promotion of medicinal products are subject to both EU level and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities in connection with a marketing authorization. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. In general, direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU.

Coverage, Pricing, and Reimbursement

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices.

The Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025.

Brexit

The withdrawal of the United Kingdom, or the UK, from the EU on January 31, 2020, commonly referred to as Brexit, has created significant uncertainty concerning the future relationship between the UK and the EU. The Medicines and Healthcare Products Regulatory Agency, or MHRA, is now the UK’s standalone regulator. On December 24, 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement, or the Trade and Cooperation Agreement. The Trade and Cooperation Agreement primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the Trade and Cooperation Agreement includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the Trade and Cooperation Agreement.

Among the changes that will now occur are that Great Britain (England, Scotland and Wales) are treated as a third country. Northern Ireland is, with regard to EU regulations on free movement, continue to follow the EU regulatory rules. As part of the Trade and Cooperation Agreement, the EU and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The Trade and Cooperation Agreement also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, it is currently unclear to what extent the UK will seek to align its regulations with the EU following entry into application of the Clinical Trials Regulation on January 31, 2022.

As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the UK. Since this date, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures to obtain a marketing authorization to market products in the UK. Until December 31, 2023, MHRA may rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in EU Member States to be granted in Great Britain. Post Brexit, the MHRA has been updating various aspects of the regulatory regime for medicinal products in the UK.

Orphan designation in Great Britain following Brexit is, unlike in the EU, not available pre-marketing authorization. Applications for orphan designation are made at the same time as an application for a marketing authorization. The criteria to be granted an orphan medicinal product designation or essentially identical to those in the EU but based on the prevalence of the condition in Great Britain. It is therefore possible that conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not or would not have been designated as orphan conditions in the EU will be designated as such in Great Britain.

It is currently unclear to what extent the UK will seek to align its regulations with the EU in the future. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill published in late 2022 which is intended to remove all EU-derived legislation from the UK statute book by the end of 2023, may result in a divergence of approach between the EU and the UK.

On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

Privacy laws

We are subject to stringent and evolving United States and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security, including the European Union’s General Data Protection Regulation, or EU GDPR. New privacy rules are being enacted in the United States and globally, and existing ones are being expanded, updated and strengthened. For example, the EU GDPR which went into effect in May 2018 introduced strict requirements regarding the processing of personal data, including health-related data.

The collection and use of personal health data in the EEA is governed by the EU GDPR, which became effective on May 25, 2018. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR enhances data protection obligations for controllers and processors of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for high-risk processing, limitations on retention of personal data and mandatory data breach notification and privacy by design requirements, and creates direct obligations on service providers acting as data processors. The EU GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, such as the United States. Failure to comply with the requirements of the EU GDPR and the related national data protection laws of the EEA countries may result in fines up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the EU GDPR grants data subjects the right to claim compensation for damages resulting from infringement of the EU GDPR.

Further, the exit of the UK from the EU on January 1, 2020, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. Specifically, the UK exited the EU on January 1, 2020, subject to a transition period that ended December 31, 2020. The UK has implemented legislation similar to the EU GDPR, the UK GDPR, including the UK Data Protection Act, which provides for fines of up to the greater of 17.5 million British Pounds or 4% of a company’s worldwide turnover, whichever is higher. Additionally, the relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear following Brexit, including with respect to regulation of data transfers between EU Member States and the UK. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the UK ensures an equivalent level of data protection to the EU GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area, or EEA, to the UK. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the UK will be regulated.

Employees

As of December 31, 2022, we had 143 full-time employees and 3 part-time employees, 118 of whom are based in Israel and 28 of whom are based in the United States. Of these employees, 116 are primarily engaged in research and development activities and 30 are primarily engaged in general and administrative and commercialization matters. A total of 17 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union. We have never experienced any employment-related work stoppages and believe our relationships with our employees are good Israeli labor laws govern the length of the workday and workweek, minimum wages for employees, procedures for hiring and dismissing employees, determination of severance pay, annual leave, sick days, advance notice of termination, payments to the National Insurance Institute, and other conditions of employment and include equal opportunity and anti-discrimination laws. While none of our employees is party to any collective bargaining agreements, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Economy and Industry. These provisions primarily concern pension fund benefits for all employees, insurance for work-related accidents, recuperation pay and travel expenses. We generally provide our employees with benefits and working conditions beyond the required minimums.

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

Corporate Information

We are an Israeli corporation incorporated in 1998. Our principal executive offices are located at 116 Huntington Avenue, 7th Floor, Boston, Massachusetts 02116. Our telephone number is (617) 892-9080. Our website address is www.gamida-cell.com.

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below, in addition to the other information set forth in this annual report, including the consolidated financial statements and the related notes included elsewhere in this annual report, before purchasing our ordinary shares. If any of the following risks actually occurs, our business, financial condition, cash flows and results of operations could be negatively impacted. In that case, the trading price of our ordinary shares would likely decline and you might lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Summary of Selected Risk Factors

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	Although we are exploring a range of strategic alternatives, there is no certainty that we will be able to execute on any transaction or that such a transaction will enhance shareholder value, and any such transaction, if available and achieved, may be highly dilutive to the Company’s stockholders.

●	The costs associated with a potential strategic transaction may be significant.

●	We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability, which raises substantial doubt regarding our ability to continue as a going concern absent access to additional sources of liquidity.

●	There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding in the near-term to continue to sufficiently fund our operations and pay our substantial debt, including our 5.875% convertible senior notes that mature in February 2026, or the 2021 Notes, and our first lien secured note that matures in December 2024, or the 2022 Note.

●	The Indenture governing the 2021 Notes and the Loan and Security Agreement governing the 2022 Note each contain restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete or that could adversely affect our liquidity.

●	Raising additional capital may cause dilution to our shareholders and our share price to fall, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	We have never generated any revenue from product sales and may never be profitable.

●	We are heavily dependent on the success of our product candidates, especially our primary product candidate, omidubicel, including obtaining regulatory approval to market our product candidates in the United States, the European Union and other geographies, and if omidubicel does not successfully receive regulatory approval, or is not successfully commercialized, our business will be adversely affected.

●	We may be unable to obtain regulatory approval for our product candidates.

●	The results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The success of our NAM technology platform and our product candidates is substantially dependent on developments within the emerging field of cellular therapies, some of which are beyond our control.

●	Because our product candidates are based on novel technologies, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of these product candidates and obtain the necessary regulatory approvals for commercialization.

●	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent us from proceeding with clinical trials.

●	Our product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any, and result in costly and damaging product liability claims against us.

●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any of our product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market and distribute our products after clearance or approval is obtained.

●	We may rely on third parties to conduct certain elements of our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

●	We rely on a single facility located in Kiryat Gat, Israel to manufacture omidubicel. Severe natural or other disaster, power outages or disruption at this site could have a material adverse effect on our ability to manufacture sufficient commercial supply.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of human umbilical cord blood units, or CBUs, at cord blood banks for the manufacture of omidubicel.

●	If we are unable to obtain, maintain or protect intellectual property rights related to any of our product candidates or any future product candidates, we may not be able to compete effectively in our market.

●	Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenue.

●	We may not be successful in our efforts to identify, discover or license additional product candidates.

●	We do not have experience producing our product candidates at commercial levels or operating a cGMP manufacturing facility.

●	We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the potential commercial launch of omidubicel, if approved, we may be unable to generate any product revenue.

●	If we receive marketing approval for our product candidates, sales will be limited unless the applicable products achieve broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	The exchange of some or all of the 2021 Notes or 2022 Note into our ordinary shares could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

Risks Related to Our Strategic Review Process

Although we are exploring a range of strategic alternatives, there is no certainty that we will be able to execute on any transaction or that such a transaction will enhance shareholder value, and any such transaction, if available and achieved, may be highly dilutive to the Company’s stockholders.

As of December 31, 2022, we had cash and cash equivalents of $64.7 million. On March 27, 2023, we announced the initiation of a process to restructure our business to primarily focus on the commercial launch of omidubicel, following FDA approval if granted, and that we are exploring potential commercial and strategic options to support a broader launch of omidubicel. Certain potential transactions, if available and achieved, could result in substantial dilution to existing shareholders and have a material adverse effect on the price of our ordinary shares.

In light of our ongoing and projected operational expenses, there can be no assurance that any potential financing transaction or any alternative strategic transaction, if available, would be sufficient for our financing needs. In light of our current share price, raising additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, could result in substantial dilution to our existing shareholders, and increased fixed payment obligations. Furthermore, any issued securities may have rights senior to those of our ordinary shares. Any of these events could significantly harm our business, financial condition, and prospects.

There can be no assurance that our pursuit of financing or our board of directors’ evaluation process will result in a transaction, or if any such a transaction is consummated, that it will successfully address our current liquidity challenges or otherwise enhance stockholder value. If a strategic transaction is insufficient to address our long-term financing needs, we will need to significantly delay or further scale back operations or potentially cease operations, in part or in full. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of our current liquidity position, it is unlikely that substantial resources would be available for distribution to our shareholders.

The costs associated with a potential strategic transaction may be significant.

We expect to incur significant third party costs associated with identifying, evaluating, and negotiating a definitive agreement for a suitable acquisition or other strategic transaction. We can give no assurance as to the level of such costs, given that there can be no guarantee that negotiations to acquire any given target business or be acquired by a target will be successful. The greater the number of potential transactions that we negotiate and which do not reach completion, the greater the likely impact of such costs on our financial condition.

Risks Related to Our Financial Position

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company. We have incurred net losses each year since our inception in 1998, including net losses of $79.4 million and $89.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $416.8 million.

We have devoted substantially all our financial resources to designing and developing our product candidates, including conducting preclinical studies and clinical trials, building a manufacturing facility at Kiryat Gat, Israel and providing general and administrative support for these operations. Although we have implemented significant cost reduction and other cash-focused measures to manage liquidity, we expect to continue to incur significant expenses and operating losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, or both, in order to continue operations.

If the FDA approves omidubicel, we plan to conduct a commercial launch of omidubicel ourselves in the United States that will require a more limited investment resulting in a slower ramp of sales. In addition, we plan to continue to assess whether to pursue strategic alternatives for the commercialization of omidubicel both inside and outside of the United States to ensure that as many patients as possible have access to omidubicel. To date, we have financed our operations primarily through our public offerings of equity securities, private placements of debt and equity securities and royalty-bearing grants that we received from the Israeli Innovation Authority, or the IIA, formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, including from Bereshit Consortium, sponsored by the IIA. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Even if we obtain regulatory approval to market omidubicel or any other product candidates, our future revenue will depend upon the size of any markets in which such product candidates receive approval, and our ability to achieve sufficient market acceptance, pricing and reimbursement from third-party payers for such product candidates. Further, the net losses that we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We may also incur other unanticipated costs from our operations.

There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding in the near-term to continue to sufficiently fund our operations and pay our substantial debt, including the Notes.

Our financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations are dependent upon the identification and successful completion of equity or debt financing and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing equity or debt financing or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. Our audited consolidated financial statements as of and for the year ended December 31, 2022 accompanying this annual report note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity.

In order to fund further operations, including commercializing omidubicel ourselves beyond our planned commercial launch that will require a more limited investment resulting in a slower ramp of sales, we will need to raise capital. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to raise the requisite funds, we will need to curtail or cease operations and wind down our business, in which case, we may liquidate and distribute remaining cash to shareholders, after satisfaction of any obligations. We would incur third party costs associated with any distribution which would further limit funds to shareholders. There would be significant costs associated with winding down, such as separation of employees and termination of contracts, and we could owe certain taxes on any such transaction, all of which will further reduce the cash resources available for distribution to our shareholders.

In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may never generate cash flow from operations sufficient to support our operations, service our debt and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, subject to the restrictions contained in both the Indenture between Gamida Cell Ltd., Gamida Cell Inc., and Wilmington Savings Fund Society, FSB, entered into on February 16, 2021, or the Indenture, governing the 2021 Notes, and the Loan and Security Agreement governing the 2022 Note, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. We believe that our current total existing funds will be sufficient to support our ongoing operating activities through the third quarter of 2023. We will require significant additional financing in the future to fund our operations. Our future funding requirements will depend on many factors, including, but not limited to:

●	the timing and outcome of FDA review of omidubicel;

●	the progress, results and costs of any clinical trials for any future product candidates;

●	the scope, progress, results and costs of product development, laboratory testing, manufacturing, preclinical development and clinical trials for any future product candidates that we may develop or otherwise obtain in the future;

●	the cost of our future activities, including establishing our planned sales, marketing and distribution capabilities for omidubicel, if approved, and for any other product candidates in any particular geography where we receive marketing approval for such product candidates;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	the level of revenue, if any, received from commercial sales of any product candidates for which we receive marketing approval.

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

In light of our current liquidity challenges, our management has implemented cost reduction and other cash-focused measures, including discontinuation of our NK cell pre-clinical product development activities, and closure of our Jerusalem facilities. In March 2023, we also initiated a reduction in force affecting 17% of our workforce to better align our workforce with the current needs of our business and focus our capital resources on commercial launch of omidubicel, if approved. To conserve cash, the Company has also strategically evaluated its arrangements with suppliers and service providers and has, in several instances, either initiated an orderly wind-down of those arrangements, where feasible, or transitioned such relationships to lower cost alternative providers.

The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while certain positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.

Moreover, negative publicity associated with our cost-reduction activities and our evaluation of alternative strategic transactions, and the negative consequences should we be unable to raise additional capital or be unsuccessful in consummating an alternative transaction, could adversely affect our relationships with our suppliers, service providers, employees, and other third parties, which in turn could further adversely affect our operations and financial condition. We may not have the ability to raise the funds necessary to repurchase the 2021 Notes for cash upon a fundamental change.

Holders of the 2021 Notes have the right to require us to repurchase the 2021 Notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest, if any. This use of cash may have a material adverse effect on our liquidity. Furthermore, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2021 Notes. In addition, our ability to repurchase the 2021 Notes for cash may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase 2021 Notes for cash at a time when the repurchase is required by the Indenture pursuant to which the 2021 Notes were issued would constitute a default under the Indenture.

The Indenture governing the 2021 Notes and the Loan Agreement governing the 2022 Note each contains restrictions and other provisions regarding events of default that may make it more difficult to execute our strategy or to effectively compete or that could adversely affect our liquidity.

Subject to certain exceptions and qualifications, the Indenture governing the 2021 Notes restricts our ability to, among other things, (i) pay dividends or make other payments or distributions on capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, (iii) sell assets or dispose of certain material assets, (iv) enter into certain transactions with affiliates, (v) merge, consolidate or sell all or substantially all assets. The Indenture also requires us to make an offer to repurchase the Notes upon the occurrence of certain asset sales or disposition of certain material assets. These restrictions may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. The Indenture governing the Notes also provides that a number of events will constitute an event of default, including, among other things, (i) a failure to pay interest or additional amounts for 30 days, (ii) failure to pay the principal of the Notes when due at maturity, upon redemption, upon any required repurchase, upon declaration of acceleration or otherwise, (iii) failure to comply with our obligation to exchange the Notes in accordance with the Indenture upon a holder’s exercise of its exchange right, (iv) not issuing certain notices required by the Indenture within a timely manner, (v) failure to comply with the other covenants or agreements in the Notes or the Indenture, (vi) a default or other failure by us to make required payments under our other indebtedness having an outstanding principal amount of $10.0 million or more, (vii) failure by us to pay final judgments aggregating in excess of $20.0 million, and (viii) certain events of bankruptcy or insolvency. In particular, pursuant to the Indenture, we have agreed to maintain a consolidated cash and cash equivalents balance of at least $20 million. Our failure to comply with this liquidity covenant would constitute a default under the Indenture, which would mature into an event of default if we continue to be out of compliance for more than 60 days after notice from the holders or the trustee. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately.

Subject to certain exceptions and qualifications, the Loan Agreement contains certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. The Loan Agreement requires us to make monthly installment payments in an amount equal to (a) a ratable amount of the outstanding principal amount of the Loan Agreement divided by the remaining months to the maturity date plus (b) accrued and unpaid interest on such amount. Such installment payments will also include a 5% prepayment premium on the principal being repaid. These restrictions may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. The Loan Agreement also provides that a number of events will constitute an event of default, including, among other things, payment defaults, material inaccuracy of representations and warranties, covenant defaults, material adverse changes, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, change of control, termination of any guaranty, governmental approvals, and lien priority. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all obligations under the Loan Agreement shall be immediately due and payable without action by the lenders. If any other event of default occurs and is continuing, the administrative agent, at the direction of certain of the lenders, may, without notice or demand, deliver a notice of an event of default and by notice to us declare all obligations immediately due and payable or suspend or terminate the obligation, if any, for the lenders to advance money or extend credit to us. Such acceleration of our debt under the Indenture or the Loan Agreement could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the Notes or the lenders of the Loan Agreement or if alternate funding is not available to us. Furthermore, if we are unable to repay the Notes or the loan under the Loan Agreement upon an acceleration or otherwise, we would be forced into bankruptcy or liquidation.

We have never generated any revenue from product sales and may never be profitable.

We have no products approved for marketing in any jurisdiction, and we have never generated any revenue from product sales. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize one or more of our product candidates. Our ability to generate future revenue from the commercialization of omidubicel is uncertain. Since we plan to conduct on our own commercial launch of omidubicel, if approved, that will require a more limited investment resulting in a slower ramp of sales, we have had to undertake sufficient costs to build out a sales and distribution team. If in the future we enter into one or more partnerships for the commercialization of omidubicel, we will surrender a portion of our revenue to our partner or partners, and if we securitize royalty streams related to omidubicel, future revenues would be held in trust for beneficiaries of the financing in exchange for which we would receive certain payments based on an assessment of future sales. Furthermore, revenue from product sales will depend heavily on our ability to:

●	commercialize omidubicel, if approved, with collaborators or strategic partners;

●	obtain regulatory approvals and marketing authorizations for omidubicel and any of our potential future product candidates for which we complete clinical studies;

●	price omidubicel, if approved, in a manner designed to encourage market acceptance from the medical community and third-party payers;

●	expose, educate and train physicians and other medical professionals to use omidubicel;

●	maintain regulatory approval for a sustainable and scalable in-house and/or third-party manufacturing process for omidubicel that meets all applicable regulatory standards;

●	establish and maintain supply and, if applicable, manufacturing relationships with third parties that can provide adequate, in both amount and quality, products to support clinical development and the market demand for our primary product candidate, if approved;

●	ensure procedures utilizing our primary product candidate are approved for coverage and adequate reimbursement from governmental agencies, private insurance plans, managed care organizations, and other third-party payers in jurisdictions where they have been approved for marketing;

●	address any competing technological and market developments that impact our primary product candidate or its prospective usage by medical professionals;

●	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter and perform our obligations under such collaborations;

●	maintain, protect and expand our portfolio of intellectual property rights, including patents, patent applications, trade secrets and knowhow; and

●	avoid and defend against third-party interference, infringement or other intellectual property related claims; attract, hire and retain qualified personnel.

Even if we are successful in obtaining regulatory approvals to market our primary product candidate, our revenue will be dependent in part upon the size of the markets in the territories for which we gain regulatory approval for such products, the accepted price for such products, our ability to obtain reimbursement for such products at any price, whether we own the commercial rights for that territory in which such products have been approved and the expenses associated with manufacturing and marketing such products for such markets. Therefore, we may not generate significant revenue from the sale of omidubicel, even if approved. Further, if we are not able to generate significant revenue from the sale of omidubicel, we may be forced to curtail or cease our operations. Due to the numerous risks and uncertainties involved in product development and commercialization, it is difficult to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

Risks Related to the Clinical Development and Potential Commercialization of Our Product Candidates

We are heavily dependent on the success of our product candidates, especially our primary product candidate, omidubicel, including obtaining regulatory approval to market our product candidates in the United States, the European Union and other geographies, and if omidubicel does not successfully receive regulatory approval, or is not successfully commercialized, our business will be adversely affected.

To date, we have deployed all our efforts and financial resources to: (i) research and develop our NAM cell expansion platform, our primary product candidate, omidubicel, and our NK cell portfolio, including conducting preclinical and clinical studies and providing general and administrative support for these operations; (ii) develop and secure our intellectual property portfolio for our product candidates; and (iii) expand our manufacturing facility at Kiryat Gat to produce omidubicel for our clinical trials and commercial use, if approved. Our future success is dependent on our ability to successfully obtain regulatory approval for omidubicel and commercialize it if it receives such approval.

We cannot be certain that omidubicel will receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of products are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States, Israel and other countries that each have differing regulations. We are not permitted to market omidubicel in the United States until we receive approval from the FDA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. We may receive a Complete Response Letter from FDA at the conclusion of its review of the BLA, rather than approval, which would have a material negative impact on our business, results of operations and prospects.

The marketing approval of our product candidates, including omidubicel, is further subject to significant risks, including:

●	acceptance by the FDA, EMA or other regulatory agencies of our parameters for regulatory approval relating to omidubicel and our other product candidates, including our proposed indications, primary and secondary endpoint assessments and measurements, safety evaluations and regulatory pathways;

●	the acceptance by the FDA, EMA or other regulatory agencies of the number, design, size, conduct and implementation of our clinical trials of omidubicel, our trial protocols and the interpretation of data from preclinical studies or clinical trials;

●	the acceptance by the FDA, EMA or other regulatory agencies of the sufficiency of the data we collect from our preclinical studies and our investigator-sponsored Phase 1/2 clinical trial of omidubicel for the treatment of severe aplastic anemia;

●	if advisory committee meetings are required, the willingness of the FDA, EMA or other regulatory agencies to schedule an advisory committee meeting in a timely manner to evaluate and decide on the approval of our regulatory filings;

●	if advisory committee reviews are scheduled, the recommendation of the FDA’s advisory committee to approve our applications to market omidubicel and our other product candidates in the United States, and the European Commission in the European Union, without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions; and/or

●	the satisfaction of the FDA, EMA or other regulatory agencies with the safety and efficacy of our product candidates.

In addition, omidubicel may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from omidubicel will depend on a number of factors, including:

●	our success in educating medical professionals and patients about the benefits, administration and use of omidubicel, if approved;

●	timing of market introduction of omidubicel as well as competitive medicines;

●	our ability to successfully demonstrate the safety and efficacy of omidubicel;

●	continued projected growth of the markets in which omidubicel competes;

●	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

●	the extent to which physicians perform HSCT;

●	prevalence and severity of any side effects;

●	if and when we are able to obtain regulatory approvals for additional indications for omidubicel;

●	availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payers for procedures utilizing our products;

●	potential or perceived advantages or disadvantages of omidubicel over alternative treatments, including cost of treatment and relative convenience and ease of administration;

●	strength of sales, marketing and distribution support, including from any potential strategic partner;

●	the price of omidubicel, both in absolute terms and relative to alternative treatments;

●	impact of past and limitation of future medicine price increases;

●	our ability to maintain a commercially viable manufacturing process that is compliant with cGMP and produces omidubicel at Kiryat Gat or through third party manufacturers;

●	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our primary product candidate as well as other product candidates and to regulatory guidelines;

●	the performance of third-party distribution partners, over which we have limited control; and

●	medicine labeling or medicine insert requirements of the FDA or other regulatory authorities.

Many of these clinical, regulatory and commercial risks are beyond our control. Accordingly, we cannot assure you that we will be able to advance any of our product candidates through clinical development, or to obtain regulatory approval of or commercialize omidubicel or any of our other product candidates. If we fail to achieve these objectives or overcome the challenges presented above, we could experience significant delays or an inability to initiate the commercial launch of omidubicel that will require a more limited investment resulting in a slower ramp of sales, which will be limited, or to successfully commercialize our other product candidates. Accordingly, we may not be able to generate sufficient revenue through the sale of omidubicel or our other product candidates to enable us to continue our business.

We may be unable to obtain regulatory approval for our product candidates.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting and export and import of drug products are subject to extensive regulation by the FDA, the EU and in other countries. These regulations differ from country to country. To gain approval to market our product candidates, we must provide data from well-controlled clinical trials that adequately demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA, EMA or other regulatory authority. We have not yet obtained regulatory approval to market any of our product candidates in the United States or any other country. The FDA, European Commission or other regulatory agencies can delay, limit or deny approval of our product candidates for many reasons, including:

●	regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials, including with respect to our and our third-party manufacturer’s production of omidubicel in commercial processes that has the same treatment profile as the product used in our successful Phase 3 clinical trial;

●	our inability to demonstrate that the product candidates are safe and effective for the target indication to the satisfaction of the FDA, EMA or other regulatory agencies;

●	regulatory requests to provide additional data regarding analytical and clinical comparability from our planned commercial manufacturing sites, or the failure of a regulatory agency to accept the manufacturing processes or facilities at our manufacturing site or those of third-party manufacturers with which we contract;

●	the FDA’s, EMA’s, or other regulatory agencies’ disagreement with our clinical trial protocol, the interpretation of data from preclinical studies or clinical trials, or adequacy of the conduct and control of clinical trials;

●	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the patient population for which we seek approval;

●	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding safety or efficacy of our product candidates observed in clinical trials;

●	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;

●	any determination that a clinical trial presents unacceptable health risks to subjects;

●	our inability to obtain approval from institutional review boards, or IRBs, to conduct clinical trials at their respective sites;

●	the non-approval of the formulation, labeling or the specifications of our product candidates;

●	the potential for approval policies or regulations of the FDA, European Commission, EMA or other regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval; or

●	resistance to approval from the advisory committees of the FDA, European Commission, EMA or other regulatory agencies for any reason including safety or efficacy concerns.

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

As part of the review process for our omidubicel BLA, the FDA conducted an inspection of our Kiryat Gat, Israel manufacturing facility to ensure that it can manufacture omidubicel and our other product candidates, if and when approved, in compliance with the applicable regulatory requirements. Such inspections resulted in no 483 observations to date. The FDA also inspected our clinical trial sites to ensure that our studies were properly conducted. Obtaining approval of a BLA is a lengthy, expensive and uncertain process, and approval may not be obtained. Although the FDA has accepted our BLA for filing on a priority review basis, the FDA may require that we conduct additional clinical or preclinical trials, or take other actions before it will approve our application. The FDA has moved the target action date for its review of omidubicel from January 30, 2023 to May 1, 2023. If the FDA also requires additional studies or data during its review of omidubicel, we will incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support approval.

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

However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in a different jurisdiction. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking additional regulatory approvals outside the United States and European Union could require additional nonclinical studies or clinical trials, which could be costly and time consuming. These regulatory approvals may include all of the risks associated with obtaining FDA or European Commission approval. For all of these reasons, if we seek such regulatory approvals for any of our other product candidates, we may not obtain such approvals on a timely basis, if at all.

Even if we receive approval of any regulatory filing for omidubicel, the FDA may grant any such approval contingent on the performance of costly and potentially time-consuming additional post-approval clinical trials or subject to contraindications, black box warnings, restrictive surveillance or a Risk Evaluation and Mitigation Strategy, or REMS. Further, the FDA, European Commission, or other regulatory authorities may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and these regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Following any approval for commercial sale of omidubicel or our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, will be subject to additional FDA notification, or review and approval. Also, regulatory approval for any of our product candidates may be withdrawn. To the extent we seek regulatory approval in jurisdictions outside of the United States and European Union, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions.

Any further delay in obtaining, or our inability to obtain, marketing approval for omidubicel would have a material negative impact on our business, results of operations and prospects.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Bone marrow transplant and cell-based therapies that appear promising in the early phases of development may fail to reach the market. Further, a failure of one or more of our clinical trials can occur at any time during the clinical trial process. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

●	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

●	obtain regulatory approval, or feedback on trial design, in order to commence a trial;

●	identify, recruit and train suitable clinical investigators;

●	reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and clinical trial sites, and have such CROs and sites effect the proper and timely conduct of our clinical trials;

●	obtain and maintain IRB approval at each clinical trial site;

●	identify, recruit and enroll suitable patients to participate in a trial;

●	have a sufficient number of patients complete a trial or return for post-treatment follow-up;

●	ensure clinical investigators and clinical trial sites observe trial protocol or continue to participate in a trial;

●	address any patient safety concerns that arise during the course of a trial;

●	address any conflicts with new or existing laws or regulations;

●	add a sufficient number of clinical trial sites;

●	manufacture sufficient quantities at the required quality of product candidate for use in clinical trials; or

●	raise sufficient capital to fund a trial.

●	We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators, IRBs or Ethics Committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or amend a trial protocol;

●	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and CROs;

●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	there may be changes in government regulations or administrative actions;

●	our product candidates may have undesirable adverse effects or other unexpected characteristics;

●	we may not be able to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care of future competitive therapies in development;

●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

●	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

We may also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the trial’s data safety monitoring board, by the FDA, national competent authorities of the EU Member States or other regulatory agencies. Such authorities may suspend or terminate one or more of our clinical trials due to a number of factors, including our failure to conduct the clinical trial in accordance with relevant regulatory requirements or clinical protocols, inspection of the clinical trial operations or trial site by the FDA, national competent authorities of the EU Member States or other regulatory agencies resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

In addition, disruptions caused by public health crises (such as the COVID-19 pandemic) may increase the likelihood that we encounter difficulties or delays in initiating, screening, enrolling, conducting, or completing our ongoing and planned preclinical studies and clinical trials. For example, the submission of our BLA for omidubicel was delayed, in part, as a result of the impact of the COVID-19 pandemic on our operations.

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

Results from preclinical studies or early-stage clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. For example, our first Phase 1 clinical trial of GDA-201, which was an investigator-initiated trial using the fresh formulation of GDA-201 demonstrated no dose-limiting toxicities and significant clinical activity in patients with non-Hodgkin lymphoma, with 13 complete responses and one partial response observed in 19 patients, for an overall response rate of 74%. However, further clinical trials may show that the response rate in a larger sample size is lower than 74%, or there may be new toxicities reported.

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

Our product candidates are based on our novel NAM technology platform, and unexpected problems related to this new technology may arise that could cause us to delay, suspend or terminate our development efforts. Regulatory approval of novel product candidates such as ours can be more expensive and take longer, than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. Stem cell therapies represent a relatively new therapeutic area, and the FDA and equivalent foreign regulatory authorities have cautioned consumers about potential safety risks associated with these therapies. To date, there are relatively few approved stem cell products.

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

In addition, any negative results we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. For example, the impact of public health epidemics, such as the COVID-19 pandemic, may delay or prevent patients from enrolling or from receiving treatment in accordance with the protocol and the required timelines, which could delay our clinical trials, or prevent us from completing our clinical trials at all, and harm our ability to obtain approval for such product candidate. Further, if patients drop out of our clinical trials, miss follow-up visits, or otherwise fail to follow clinical trial protocols, the integrity of data from our clinical trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

Our product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any, and result in costly and damaging product liability claims against us.

Undesirable side effects, including toxicology, caused by our product candidates, or the drugs encapsulated by our product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other regulatory agencies. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical studies could be suspended or terminated, and the FDA, European Commission or other regulatory agencies could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. Moreover, during the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA, national competent authorities of the EU Member States and the requirements of additional regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

Moreover, the policies of the FDA and of other equivalent foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

We have obtained orphan drug designation for omidubicel from the FDA and the European Commission for the treatment of hematologic malignancies, and we may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and, potentially, ten years of market exclusivity following the granting of marketing authorization. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even though we have obtained orphan drug designation for omidubicel from the FDA for the treatment of hematologic malignancies and from the European Commission for allogeneic ex-vivo-expanded umbilical cord blood-derived haematopoietic CD34+ progenitor cells and allogeneic non-expanded umbilical cord blood-derived haematopoietic mature myeloid and lymphoid cells (also known as NiCord), we may not be the first to obtain marketing approval for such indication due to the uncertainties associated with developing pharmaceutical products. Further, orphan drug exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or European Commission can subsequently approve the same drug with the same active moiety for the same condition if the FDA or European Commission concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

There have been judicial and Congressional challenges to certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, there have been a number of health reform measures by the Biden administration that have impacted the PPACA. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and by creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies are subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed value-based payment models for a variety of care settings, including the inpatient prospective payment system used for reimbursing inpatient hospital services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

Doctors may recommend that patients undergo stem cell transplantation using cells from matched related donors, matched or mismatched unrelated donors, haploidentical donors or unmodified umbilical cord blood instead of using omidubicel or may choose other therapy options instead of our other NAM-derived product candidates. In addition, there are several clinical-stage development programs that seek to improve umbilical cord blood transplantation through the use of ex vivo expansion technologies to increase the quantity of hematopoietic stem cells for use in HSCT or the use of ex vivo differentiation technologies to increase the quantity of hematopoietic progenitor cells for use in HSCT. We are aware of several other companies with product candidates in various stages of development for allogeneic HSCT grafts, including but not limited to ExCellThera, Garuda Therapeutics and Bellicum Pharmaceuticals, and for NK cells, including, Takeda Pharmaceutical Company Limited, Fate Therapeutics, Artiva, Sanofi, MiNK Therapeutics, ONK Therapeutics, Shoreline, Cellularity, NKarta, Wugen, Century Therapeutics, Appia Bio and FujiFilm Cellular Dynamics. In addition, many universities and private and public research institutes may develop technologies of interest to us but license them to our competitors. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than omidubicel or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

Even if a product candidate is approved in another country, the applicable regulatory agency may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

We have initially sought marketing approval for omidubicel for the treatment of hematologic malignancies. We will train our marketing and sales personnel or the marketing and sales personnel of any strategic partner to not promote our products, if approved, for any other uses outside of any FDA-cleared indications for use, known as “off-label use.”

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

If the FDA, the national competent authorities of the EU Member States any other regulatory body in a jurisdiction in which we operate determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter, which is used for violators that do not necessitate a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or non-U.S. enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

Collection and use of data, including personal information, is governed by restrictive regulations that could lead to government enforcement actions, private litigation, adverse publicity, or other adverse actions that could negatively affect our operating results of business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for the processing of personal data of individuals located, respectively, within the EEA and the UK.

The EU and UK GDPR impose requirements relating to (a) having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the European Economic Area and/or the UK including to the United States, (b) providing details to those individuals regarding the processing of their personal information, (c) keeping personal information secure and confidential, (d) having data processing agreements with third parties who process personal information, (e) responding to individuals’ requests to exercise their rights in respect of their personal information, (f) reporting security breaches involving personal data to the competent national data protection authority and, possibly, affected individuals, (g) appointing data protection officers, (h) conducting data protection impact assessments and (i) recordkeeping. The EU and UK GDPR impose additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the EU GDPR and related national data protection laws of the member states of the European Union may result in substantial fines (up to or the great of €20 million or 4% of annual global revenue), other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, results of operations and financial condition. Such civil claims, based on a private right of actions in the EU GDPR, allow data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to our Reliance on Third Parties

We may rely on third parties to conduct certain elements of our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have relied upon, and may again rely upon, third-party vendors, including CROs, to monitor and manage data for our preclinical studies and clinical trials. We may rely on these parties for execution of our preclinical studies and clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the vendors and CROs does not relieve us of our regulatory responsibilities.

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

If any of our relationships with these third-party CROs or vendors were to terminate, we may not be able to enter into arrangements with alternative CROs or vendors or do so on commercially reasonable terms. In addition, our CROs are not our employees, and, except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. We may also be subject to higher CRO costs than anticipated, which could adversely affect our results of operations and the commercial prospects for our product candidates, increase our costs and delay our ability to generate revenue.

Replacing or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we expect to carefully manage our relationships with our CROs, we may encounter similar challenges or delays in the future, which could have a material adverse impact on our business, financial condition and prospects.

Independent clinical investigators and CROs that we engage to conduct our clinical trials may not devote sufficient time or attention to our clinical trials or be able to repeat their past success.

We expect to continue to depend on third parties, including independent clinical investigators and CROs, to conduct any future clinical trials. CROs may also assist us in the collection and analysis of data. There is a limited number of third-party service providers and vendors that specialize or have the expertise required to achieve our business objectives. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs.

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

Investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other equivalent foreign regulatory authorities. The FDA or other equivalent foreign regulatory authorities may conclude that a financial relationship between us and an investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or other equivalent foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval or rejection of our marketing applications by the FDA or other equivalent foreign regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, the FDA and other equivalent foreign regulatory authorities require that we comply with standards, commonly referred to as GCP, for conducting, recording and reporting clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial subjects are protected. Failure of clinical investigators or CROs to meet their obligations to us or comply with GCP procedures could adversely affect the clinical development of our product candidates and harm our business.

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

Unless and until we establish an alternative supplier, we will be solely dependent on our facility in Kiryat Gat, Israel for the manufacture of the clinical supply of omidubicel and, if omidubicel is approved, commercial supply of omidubicel. We have completed construction on the facility in Kiryat Gat. The FDA completed its pre-licensing inspections of our facility in Kiryat Gat, and we are awaiting final FDA approval of this facility to manufacture commercial supplies of omidubicel. Such inspection resulted in no 483 observations to date. In addition, the Israeli Ministry of Health has also completed physical inspections of the facility in Kiryat Gat, Israel. Severe natural or other disasters, power outages, ongoing or revived hostilities or other political or economic factors could severely disrupt our manufacturing operations at our Kiryat Gat facility. If any event occurred that prevented us from using all or a significant portion of this facility or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue manufacturing omidubicel for a substantial period of time in sufficient quantities, or at all. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate to guarantee a sufficient continuation of supply in the event of a serious disaster or similar event. Although we intend to establish an alternative source supplier or manufacturer for the commercial supply of omidubicel, we cannot guarantee that we will be able to establish an alternative source, supplier or partner for the manufacturing of omidubicel at acceptable commercial terms, or at all.

Our reliance on third parties requires us to share our trade secrets and other intellectual property, which increases the possibility that a competitor will discover them or that our trade secrets and other intellectual property will be misappropriated or disclosed.

Because we rely on third parties to provide us with the materials that we use to develop and manufacture our primary product candidate, we may, at times, share trade secrets and other intellectual property with such third parties. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets and intellectual property. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

CBUs are one of the raw materials for the manufacture of omidubicel. The CBUs currently used in the manufacture of omidubicel are procured directly by the clinical cell processing facilities from cord blood banks, which hold more than 800,000 CBUs that have been donated, processed and cryopreserved. However, the availability of CBUs for the manufacture of omidubicel depends on a number of regulatory, political, economic and technical factors outside of our control, including:

●	government policies relating to the regulation of CBUs for clinical use;

●	the availability of government funding for cord blood banks;

●	pregnancy and birth rates, and the willingness of mothers to consent to the donation of CBUs and the terms of such consent;

●	individual cord blood bank policies and practices relating to CBU acquisition and banking;

●	the pricing of CBUs;

●	the methods used in searching for and matching CBUs to patients, which involve emerging technology related to current and future CBU parameters that guide the selection of an appropriate CBU for transplantation; and

●	methods for the procurement and shipment of CBUs and their handling and storage at clinical sites, any or all of which may have been complicated by public health policies aimed at slowing the spread of the COVID-19 virus.

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

Risks Related to Our Business Operations

Our future success depends in part on our ability to attract, retain and motivate qualified personnel.

We are highly dependent on our employees, consultants and advisors. The loss of their services without a proper replacement may adversely impact the achievement of our objectives. Our employees, consultants and advisors may leave our employment at any time. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, is critical to our success. There is currently a shortage of skilled personnel in our industry, which is likely to continue for the foreseeable future. This is particularly the case in Israel and Boston, Massachusetts, where our operations are focused and where there is a “war for talent” among members of our industry. As a result, competition for skilled personnel is intense, and the turnover rate is high. We may not be able to attract and retain personnel on acceptable terms or at all, given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical studies or a failure or delay in obtaining regulatory approval of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of any members of our senior management team without proper replacement, may impede the progress of our research, development and commercialization objectives.

Our workforce reduction announced on March 27, 2023 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On March 27, 2023, we announced as part of our strategic restructuring that we had authorized a headcount reduction of 17%, with the majority of impacted employees tied to the discontinuation of the pre-clinical NK cell therapy candidates. We expect to substantially complete the terminations during the second quarter of 2023 and estimate that we will reduce our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing our primary product candidate or potential product candidates.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. For instance, we made the decision to prioritize the development of omidubicel for the treatment of hematologic malignancies over sickle cell disease because our hematologic malignancy program is at a more advanced stage of development, while our sickle cell program remains exploratory. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the pharmaceutical industry, in particular for our primary product candidate, our business, financial condition and results of operations could be materially adversely affected.

Business disruptions could seriously harm our future revenue and financial condition and increase costs and expenses.

Our operations and those of our third-party suppliers and collaborators could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes or other extreme weather conditions, public health crises, labor disputes, war or other business interruptions. Although we have limited business interruption insurance policies in place, any interruption could come with high costs for us, as salaries and loan payments would usually continue. Moreover, any interruption could seriously harm one or more of our research, development or manufacturing programs, the commercialization of any approved product or our clinical trial operations.

The war in Ukraine continues to cause geopolitical and macroeconomic uncertainty, and an escalation of the conflict could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates or commercialize our products. Furthermore, both the ongoing COVID-19 pandemic and the war in Ukraine have resulted in significant disruptions to global financial markets and contributed to a general global economic slowdown. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices.

In addition, the war in Ukraine has had significant ramifications on global financial markets and contributed to a slowdown in the global economy, and which may adversely impact our ability to raise capital on favorable terms or at all.

We may not be successful in our efforts to identify, discover or license additional product candidates.

Although a substantial amount of our effort will focus on the continued clinical testing, potential approval and commercialization of omidubicel and our other product candidates, the success of our business also depends upon our ability to identify, discover or license additional product candidates, including within our NK-cell pipeline. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development for a number of reasons, including but not limited to the following:

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from a variety of causes, including computer viruses, malware, intentional or accidental mistakes or errors by users with authorized access to our computer systems, malicious internet-based activity, online and offline fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, and other similar threats. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, non-U.S. governments, extra-state actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs, loss of sensitive data and income, reputational harm, and diversion of funds. For example, the loss or compromise of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our drug candidates could be delayed. Further, any breach, loss or compromise of clinical study participant personal data may also subject us to civil fines and penalties, including under GDPR and relevant member state law in the European Union, or, potentially, other relevant state and federal privacy laws in the United States.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. We can provide no assurance that our current IT systems, software, or third-party services, or any updates or upgrades thereto will be fully protected against third-party intrusions, viruses, hacker attacks, information or data theft or other similar threats.

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

Our business involves the controlled use, directly or indirectly through our service providers, of hazardous materials, various biological compounds and chemicals; therefore, we, our agents and our service providers may be subject to various environmental, health and safety laws and regulations, including those governing air emissions, water and wastewater discharges, noise emissions, the use, management and disposal of hazardous, radioactive and biological materials and wastes and the cleanup of contaminated sites. The risk of accidental contamination or injury from these materials cannot be eliminated. If an accident, spill or release of any regulated chemicals or substances occurs, we could be held liable for resulting damages, including for investigation, remediation and monitoring of the contamination, including natural resource damages, the costs of which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials and chemicals. Although we maintain workers’ compensation insurance to cover the costs and expenses that may be incurred because of injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. Additional or more stringent federal, state, local or non-U.S. laws and regulations affecting our operations may be adopted in the future. We may incur substantial capital costs and operating expenses and may be required to obtain consents to comply with any of these or certain other laws or regulations and the terms and conditions of any permits or licenses required pursuant to such laws and regulations. For instance, we have undergone inspections and obtained approvals from various governmental agencies. We hold a general business license from the City of Jerusalem that is valid until December 31, 2027.

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

We are exposed to the risk of fraud or other misconduct by our employees and independent contractors. Misconduct by these parties could include intentional failures to comply with FDA and other equivalent foreign regulations, provide accurate information to the FDA or equivalent foreign regulatory authorities, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of information obtained in the course of clinical trials, including individually identifiable information, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates. If our operations are found to be in violation of any of these laws, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Risks Related to Commercialization of Our Product Candidates

We do not have experience producing our product candidates at commercial levels or operating a cGMP manufacturing facility.

The Israeli Ministry of Health issued a certification of GMP compliance for our manufacturing facility at Kiryat Gat, Israel in July 2021 and we are working to establish cGMP compliance under the FDA’s regulations. The FDA has completed its pre-licensing inspection of the Kiryat Gat, Israel facility, and there are no 483 observations to date.

We do not have an extensive number of employees with the experience or ability to manufacture our product candidates at commercial levels. Although we completed the required studies and validation activities for the omidubicel BLA submission, unless and until FDA determines that our manufacturing facility at Kiryat Gat is cGMP compliant, we will not be authorized to manufacture commercial supplies of omidubicel at our Kiryat Gat facility and, even if we receive this authorization, FDA and equivalent foreign regulatory authority may request additional studies or validation activities. If we do not conduct all such necessary activities as requested by FDA or equivalent foreign regulatory authorities, our commercialization efforts will be delayed. We may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. We also may encounter problems hiring and retaining the experienced specialist scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for our product candidates.

We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the potential commercial launch of omidubicel or enter into agreements with third parties to market and sell omidubicel, if approved, we may be unable to generate any product revenue.

Although we have a chief executive officer with commercial experience to lead our efforts to commercialize omidubicel should it receive regulatory approval, we currently have a limited sales and marketing organization, and we have limited experience selling and marketing our product candidates. To successfully commercialize any product candidates that may result from our development programs, we will need to develop these capabilities, either on our own or with others. If omidubicel or any other product candidate receives regulatory approval, we may establish a sales and marketing organization independently or by utilizing experienced third parties with technical expertise and supporting distribution capabilities to commercialize our product candidates in major markets, all of which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities or identification of appropriate strategic partnering would adversely impact our ability to commercialize our product candidates.

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

If we receive marketing approval for our product candidates, sales will be limited unless the applicable products achieve broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

The commercial success of our product candidates will depend upon the acceptance of the product by the medical community, including physicians, patients, healthcare payers and hospital personnel, including transplant teams and pharmacists. The degree of market acceptance of any approved product will depend on a number of factors, including:

●	the demonstration of clinical safety and efficacy of our product candidates in clinical trials;

●	the efficacy, potential and perceived advantages of our product candidates over alternative treatments;

●	the prevalence and severity of any adverse side effects;

●	product labeling or product insert requirements of the FDA or other equivalent foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;

●	distribution and use restrictions imposed by the FDA or other equivalent foreign regulatory authorities agreed to by us as part of a mandatory or voluntary risk management plan;

●	our ability to obtain third-party payer coverage and adequate reimbursement for our products;

●	the willingness of patients to pay for drugs out of pocket in the absence of third-party coverage;

●	the demonstration of the effectiveness of our product candidates in reducing the cost of treatment;

●	the strength of marketing and distribution support;

●	the timing of market introduction of competitive products;

●	the availability of products and their ability to meet market demand; and

●	publicity concerning our product candidates or competing products and treatments.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced EU Member States), can further reduce prices.

The Health Technology Assessment, or HTA process, which is currently governed by the national laws of the individual EU Member States, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. On January 31, 2018, the European Commission adopted a proposal for a regulation on health technologies assessment. The proposed regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. In December 2021 the HTA Regulation was adopted and entered into force on January 11, 2022. It will apply from 2025.

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

In addition, under current Medicare hospital inpatient reimbursement policies CMS offers a process whereby manufacturers may apply for the temporary New Technology Add-on Payment or NTAP program for a new medical technology when the applicable Diagnosis-Related Group, or DRG, based inpatient prospective payment rate is inadequate to cover the cost of a new product. As part of our commercialization efforts, we have submitted an application for omidubicel to be eligible under the NTAP program, but may withdraw the application if we determine that participation in the NTAP program would not be consistent with our reimbursement strategy. To obtain add-on payment, a technology must be considered “new,” represent an advance in medical technology that substantially improves, relative to technologies previously available, the diagnosis or treatment of Medicare beneficiaries, and data reflecting the cost of the new technology must not yet be available in the data used to recalibrate the DRGs and the sponsor much show that admissions involving the furnishing of the technology exceed cost thresholds established by CMS for each applicable DRG. If an application is approved, new technology add-on payments are made to hospitals for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to meeting CMS’s requirements for the NTAP program before add-on payments can be made, and we cannot assure that CMS will agree to provide such incremental payments for omidubicel or any of our other product candidates.

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

Certain of our executive officers, directors and holders of more than 5% of our voting securities beneficially owned as of December 31, 2022 hold shares that represent approximately 38.6% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

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

The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above the initial public offering price. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our ordinary shares:

●	inability to obtain the approvals necessary to commence marketing of omidubicel ;

●	investor reaction to the news of our strategic restructuring;

●	unsatisfactory results of clinical trials;

●	announcements of regulatory approvals or the failure to obtain them, or specific label indications or patient populations for their use, or changes or delays in the regulatory review process;

●	announcements of therapeutic innovations or new products by us or our competitors;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws or regulations, and payer reimbursement requirements applicable to any candidate product in any of our platforms;

●	any adverse changes to our relationship with manufacturers or suppliers, especially manufacturers of candidate products;

●	any intellectual property infringement, misappropriation or other actions in which we may become involved;

●	announcements concerning our competitors or the pharmaceutical industry in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of, or involvement in, litigation;

●	any changes in our board of directors or management; and

●	the other factors described in this “Risk Factors” section.

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

Further, the stock market in general, the Nasdaq Global Market and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours, including due to coordinate buying and selling activities and market manipulation. Broad market and industry factors may negatively affect the market price of our ordinary shares regardless of our actual operating performance. In addition, a systemic decline in the financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our ordinary shares might be worse if the trading volume of our ordinary shares is low. In the past, following periods of market volatility, shareholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful.

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

The exchange of some or all of the 2021 Notes or 2022 Note into our ordinary shares could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

Our 2021 Notes may be exchanged, at the election of the holder, for our ordinary shares at an initial share price of $17.76. As of December 31, 2022, the 2021 Notes had an aggregate outstanding balance of approximately $72.2 million.

Our 2022 Note is exchangeable into our ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through December 12, 2024. As of December 31, 2022, the 2022 Note had an aggregate outstanding balance of approximately $24.3 million. On January 31, 2023, we issued 26,178 ordinary shares in exchange for the discharge of $50,000.00 of the aggregate outstanding balance and issued 5,149 ordinary shares in exchange for the discharge of $7,614.58 of interest make-whole payment. On March 6, 2023, we issued 3,115,182 ordinary shares in exchange for the discharge of $5,950,000.00 of the aggregate outstanding balance and issued 628,036 ordinary shares in exchange for the discharge of $892,500.00 of interest make-whole payment. The exchange of some or all of the 2021 Notes or 2022 Note could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

If we are or become classified as a “passive foreign investment company,” our U.S. shareholders may suffer adverse tax consequences as a result.

Generally, for any taxable year, if at least 75% of our gross income is passive income, or at least 50% of the value of our assets (generally determined based on a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, gains from commodities and securities transactions, certain gains from the disposition of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. If we are characterized as a PFIC, our U.S. shareholders may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. holders, having interest charges apply to distributions by us and gains from the sales of our shares, and additional tax reporting requirements.

Our status as a PFIC generally will depend on the nature and composition of our income and the nature, composition and value of our assets (which may be determined based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our ordinary shares, which may be volatile). If our market capitalization declines while we hold a substantial amount of cash for any taxable year, we may be a PFIC for such taxable year. The manner and timeframe in which we spend the cash we raise in any offering, the transactions we enter into, and how our corporate structure may change in the future will affect the nature and composition of our income and assets. Until such time as we start generating revenue from operations, our PFIC status may depend, in part, on the treatment of payments we receive from other sources (including government grants), which is uncertain, and the magnitude of such payments compared to passive income from investments. Based upon the value of our assets, including any goodwill, and the nature and composition of our income and assets, we do not believe that we were classified as a PFIC for the taxable year ended December 31, 2022. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year by applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation, there can be no assurance that we will not be considered a PFIC in any taxable year. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for our taxable year ended December 31, 2022, and also expresses no opinion with regard to our expectations regarding our PFIC status in the future.

The tax consequences that would apply if we are classified as a PFIC would also be different from those described above if a U.S. shareholder were able to make a valid “qualified electing fund,” or QEF, election. At this time, we do not expect to provide U.S. shareholders with the information necessary for a U.S. shareholder to make a QEF election. Prospective investors should assume that a QEF election will not be available.

If a “United States person” is treated as owning at least 10% of our shares, such holder may be subject to adverse U.S. federal income tax consequences.

If a “United States person” is treated as owning (directly, indirectly or constructively through the application of attribution rules) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, certain of our current or future non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are or are not treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of the controlled foreign corporation’s “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property, whether or not such controlled foreign corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A failure to comply with these reporting obligations may subject a Untied States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to the United States shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether we (or any of our current or future non-U.S. subsidiaries) are treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any of such controlled foreign corporations or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. United States investors should consult their own advisors regarding the potential application of these rules to their investment in our shares.

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

For U.S. tax purposes, our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal net operating losses, or NOLs, generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOLs may be limited. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its stock ownership over a three-year period) is subject to limitations on its ability to utilize its pre-change U.S. federal NOLs to offset future taxable income. If we have undergone an ownership change in the past, or if future changes in our stock ownership, some of which are outside of our control, results in an ownership change, our ability to utilize our U.S. federal NOLs may be limited by Section 382 of the Code. As a result, even if we earn net taxable income, our ability to use our NOLs to offset such income may be limited, which could increase our tax liability and decrease our cash flow. It is uncertain if and to what extent states will conform to U.S. federal income tax law with respect to the treatment of NOLs.

The tax benefits that are available to us require us to continue to meet various conditions and may be terminated or reduced in the future, which could increase our costs and taxes.

Some of our operations in Israel may entitle us to certain tax benefits under the Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, once we begin to produce revenue. If we do not meet the requirements for maintaining these benefits, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate, which is set at 23% in 2022 and thereafter. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we will receive, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Preferred Enterprise” is entitled to may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we will pay would likely increase, as all our operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefits programs.

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

We have substantial operations in Israel, including our research and development facilities and our manufacturing facilities at Kiryat Gat, that may be influenced by regional instability, political instability and extreme military tension. Accordingly, political, economic and military conditions in Israel and the surrounding region could directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations.

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse affect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

While our reporting and functional currency is the U.S. dollar, we pay a meaningful portion of our expenses in NIS, Euros and other currencies. All of the salaries of our employees, our general and administrative expenses (including rent for our real property facility in Israel), and the fees that we pay to certain of our partners, are denominated in NIS. Certain of our suppliers are located in Europe and are paid in Euros. As a result, we are exposed to the currency fluctuation risks relating to the denomination of our future expenses in U.S. dollars. More specifically, if the U.S. dollar becomes devalued against the NIS or the Euro, our NIS- or Euro- denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also (in the future) outweigh the positive effect of any appreciation of the U.S. dollar relative to the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. The Israeli rate of inflation did not have a material adverse effect on our financial condition during 2021 or 2022. Given our general lack of currency hedging arrangements to protect us from fluctuations in the exchange rates of the NIS or the Euro and other non-U.S. currencies in relation to the U.S. dollar (and/or from inflation of such non-U.S. currencies), we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or in Europe or the rate of devaluation (if any) of the U.S. dollar against the NIS or the Euro.

Provisions of Israeli law and our amended and restated articles of association may delay, prevent or make undesirable an acquisition of all or a significant portion of our shares or assets.

Certain provisions of Israeli law and our amended and restated articles of association could have the effect of delaying or preventing a change in control and may make it more difficult for a third-party to acquire us or for our shareholders to elect different individuals to our board of directors, even if doing so would be beneficial to our shareholders, and may limit the price that investors may be willing to pay in the future for our ordinary shares. For example, our amended and restated articles of association provide that our directors are elected on a staggered basis, such that a potential acquirer cannot readily replace our entire board of directors at a single annual general meeting of the shareholders. In addition, Israeli corporate law regulates mergers and requires that a tender offer be affected when more than a specified percentage of shares in a company are purchased.

Our amended and restated articles of association also include, among others things, the following restrictions may delay, prevent or make undesirable an acquisition of all or a significant portion of our shares or assets:

●	An amendment to our amended and restated articles of association generally require a vote of the holders of a majority of our outstanding ordinary shares entitled to vote present and voting on the matter at a general meeting of shareholders (referred to as simple majority), and the amendment of a number of provisions, such as the provision dividing our directors into three classes, requires a vote of the holders of at least 60% of our voting power. The affirmative vote of a majority of the directors in addition to the approval of our shareholders, is also required in order to amend our amended and restated articles of association.

●	A director may not be removed except by a vote of the holders of at least 60% of our voting power, unless otherwise the director is prohibited from serving as a director under applicable law or upon a determination by the board that their physical or mental state prevents them from serving; and director vacancies may be filled by our board of directors.

●	Subject to certain exceptions, we are restricted from engaging in certain business combination transactions, with any shareholder who holds 20% or more of our voting power. The transactions subject to such restrictions include mergers, consolidations and dispositions of our assets with a market value of 10% or more of our assets or outstanding shares. Subject to certain exceptions, such restrictions will apply for a period of three years following each time a shareholder became the holder of 20% or more of our voting power.

●	Subject to certain exceptions, there is a restriction on certain transactions which may have a significant effect on the Company’s structure, assets or business, including significant mergers and acquisitions, a disposition of all or substantially all of the assets of the Company, a voluntary dissolution and material changes to the principal business of the Company.

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

Not all our directors are residents of the United States and most of our assets are located outside the United States. Service of process upon us or our non-U.S. resident directors and enforcement of judgments obtained in the United States against us or our non-U.S. directors may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or our non-U.S. directors.

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

We are incorporated under Israeli law. The rights and responsibilities of holders of our ordinary shares are governed by our amended and restated articles of association and the Israeli Companies Law 5759-1999, or the Companies Law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S. corporations. In particular, pursuant to the Companies Law each shareholder of an Israeli company has to act in good faith in exercising his or her rights and fulfilling his or her obligations toward the company and other shareholders and to refrain from abusing his or her power in the company, including, among other things, in voting at the general meeting of shareholders and class meetings, on amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers, and transactions requiring shareholders’ approval under the Companies Law. In addition, a controlling shareholder of an Israeli company or a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or who has the power to appoint or prevent the appointment of a director or officer in the company, or has other powers toward the company, has a duty of fairness toward the company. However, Israeli law does not define the substance of this duty of fairness.

Because Israeli corporate law has undergone extensive revision in recent years, there is little case law available to assist in understanding the implications of these provisions that govern shareholder behavior.

Our amended and restated articles of association provide that unless we consent to an alternate forum, the federal district courts of the United States shall be the exclusive forum of resolution of any claims arising under the Securities Act which may impose additional litigation costs on our shareholders.

Our amended and restated articles of association provide that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both U.S. state and federal courts have jurisdiction to entertain such claims. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may increase the costs associated with such lawsuits, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated articles of association inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in our share capital shall be deemed to have notice of and to have consented to the choice of forum provisions of our amended and restated articles of association described above. This provision would not apply to shall not apply to causes of action arising under the Exchange Act.

Our amended and restated articles of association provide that unless the Company consents otherwise, the competent courts of Tel Aviv, Israel shall be the sole and exclusive forum for substantially all disputes between the Company and its shareholders under the Companies Law and the Israeli Securities Law, which could limit its shareholders ability to brings claims and proceedings against, as well as obtain favorable judicial forum for disputes with the Company, its directors, officers and other employees.

The competent courts of Tel Aviv, Israel shall be the exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, or (iii) any action asserting a claim arising pursuant to any provision of the Companies Law or the Israeli Securities Law. This exclusive forum provisions is intended to apply to claims arising under Israeli Law and would not apply to claims brought pursuant to the Securities Act or the Exchange Act or any other claim for which federal courts would have exclusive jurisdiction. Such exclusive forum provision in our amended and restated articles of association will not relieve the Company of its duties to comply with federal securities laws and the rules and regulations thereunder, and shareholders of the Company will not be deemed to have waived the Company’s compliance with these laws, rules and regulations. This exclusive forum provision may limit a shareholders ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors or other employees which may discourage lawsuits against the Company, its directors, officers and employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 116 Huntington Avenue, 7th Floor, Boston, Massachusetts 02116. We also maintain an office at 5 Nahum Heftsadie Street, Givaat Shaul, Jerusalem 91340, Israel, where we lease an approximately 1,300 square foot facility. This facility houses our administrative headquarters, research and development laboratories and pilot manufacturing facility.

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

As of March 29, 2023, we had 153 shareholders of record.

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

General Corporate Tax Structure in Israel

Israeli resident companies are generally subject to corporate tax on their taxable income at the rate of 23% in 2022 tax year and thereafter. However, the effective tax rate payable by a company that derives income from a Preferred Enterprise or a Technology Enterprise (as discussed below) may be considerably less. Capital gains derived by an Israeli resident company are subject to tax at the prevailing corporate tax rate.

Law for the Encouragement of Industry (Taxes), 1969

The Law for the Encouragement of Industry (Taxes), 1969, or the Industry Encouragement Law, provides certain tax benefits for an “Industrial Company”. The Industry Encouragement Law defines an “Industrial Company” as an Israeli resident company incorporated in Israel, of which 90% or more of its income in any tax year, other than income from certain government loans, is derived from an “Industrial Enterprise” owned by it and located in Israel or in the “Area”, in accordance with the definition in the section 3A of the Israeli Income Tax Ordinance (New Version) 1961, or the “Ordinance”. An “Industrial Enterprise” is defined as an enterprise which is held by an Industrial Company whose principal activity in any given tax year is industrial production.

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

In addition, Income derived by a Preferred Company from a “Special Preferred Enterprise” (as such term is defined in the Investment Law) would be entitled, during a benefits period of 10 years, to further reduced tax rates of 8%, or to 5% if the Special Preferred Enterprise is located in a Development Region “A”. Since January 1, 2017, the definition for “Special Preferred Enterprise” includes less stringent conditions.

The classification of income generated from the provision of usage rights in know-how or software that were developed in the Preferred Enterprise, as well as royalty income received with respect to such usage, as preferred income is subject to the issuance of a pre-ruling from the Israel Tax Authority stipulates that such income is associated with the productive activity of the Preferred Enterprise in Israel.

Dividends distributed from income which is attributed to a “Preferred Enterprise” or to a “Special Preferred Enterprise” will be subject to withholding tax at source at the following rates: (i) Israeli resident corporations - 0%, (although, if such dividends are subsequently distributed to individuals or a non-Israeli company, the below will apply) (ii) Israeli resident individuals - 20% (iii) non-Israeli residents (individuals and corporations) - 20% (subject to the receipt in advance of a valid certificate from the Israel Tax Authority allowing for a reduced tax rate, 20%, or such lower rate as may be provided in an applicable tax treaty).

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

The tax benefits under the 2011 Amendment also include accelerated depreciation and amortization for tax purposes.

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

The 2017 Amendment provides that a technology company satisfying certain conditions will qualify as a “Preferred Technology Enterprise” and will thereby enjoy a reduced corporate tax rate of 12% on income that qualifies as “Preferred Technology Income”, as defined in the Investment Law. The tax rate is further reduced to 7.5% for a Preferred Technology Enterprise located in Development Region “A”. In addition, a Preferred Technology Company will enjoy a reduced corporate tax rate of 12% on capital gain derived from the sale of certain “Benefitted Intangible Assets” (as defined in the Investment Law) to a related foreign company if the Benefitted Intangible Assets were acquired from a foreign company after January 1, 2017 for at least NIS 200 million, and the sale receives prior approval from IIA.

The 2017 Amendment further provides that a technology company satisfying certain conditions will qualify as a “Special Preferred Technology Enterprise” (an enterprise for which, among others, total consolidated revenues of its parent company and all subsidiaries is at least NIS 10 billion) and will thereby enjoy a reduced corporate tax rate of 6% on “Preferred Technology Income” regardless of the company’s geographic location within Israel. In addition, a Special Preferred Technology Enterprise will enjoy a reduced corporate tax rate of 6% on capital gain derived from the sale of certain “Benefitted Intangible Assets” to a related foreign company if the Benefitted Intangible Assets were either developed by the Special Preferred Technology Enterprise or acquired from a foreign company after January 1, 2017, and the sale received prior approval from IIA. A Special Preferred Technology Enterprise that acquires Benefitted Intangible Assets from a foreign company for more than NIS 500 million will be eligible for these benefits for at least ten years, subject to certain approvals as specified in the Investment Law.

Dividends distributed by a Preferred Technology Enterprise or a Special Preferred Technology Enterprise to Israeli shareholders, paid out of Preferred Technology Income, are generally subject to withholding tax at source at the rate of 20% (in the case of non-Israeli shareholders - subject to the receipt in advance of a valid certificate from the Israel Tax Authority allowing for a reduced tax rate, 20%, or such lower rate as may be provided in an applicable tax treaty). However, if such dividends are paid to an Israeli company, no tax is required to be withheld (although, if such dividends are subsequently distributed to individuals or a non-Israeli company, the aforesaid will apply). If such dividends are distributed to a foreign company and other conditions are met, the withholding tax rate will be 4%, or a lower rate under a tax treaty, if applicable, subject to the receipt in advance of a valid certificate from the Israel Tax Authority allowing for a reduced tax rate.

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

The Real Capital Gain accrued by individuals on the sale of our ordinary shares (that were purchased after January 1, 2012, whether listed on a stock exchange or not) will be taxed at the rate of 25%. However, if such shareholder is a “Substantial Shareholder” (i.e., a person who holds, directly or indirectly, alone or together with such person’s relative or another person who collaborates with such person on a permanent basis, 10% or more of one of the Israeli resident company’s means of control) at the time of sale or at any time during the preceding twelve (12) months period and/or claims a deduction for interest and linkage differences expenses in connection with the purchase and holding of such shares, such gain will be taxed at the rate of 30%.

The Real Capital Gain derived by corporations will be generally subject to the ordinary corporate tax (23% in 2022 and thereafter).

Individual shareholders dealing in securities, or to whom such income is otherwise taxable as ordinary business income are taxed in Israel at their marginal tax rates applicable to business income (up to 47% in 2022 and thereafter excluding excess tax as discussed below).

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

Either the purchaser, the Israeli stockbrokers or financial institution through which the shares are held is obliged, subject to the above mentioned exemptions, to withhold tax upon the sale of securities on the amount of the consideration paid upon the sale of the securities at the rate of 25% in respect of an individual, or at a rate of corporate tax, in respect of a corporation (23% in 2022 and thereafter).

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

The Israeli Income Tax Ordinance (New Version) 1961, or the Ordinance, generally provides that a non-Israeli resident (either individual or corporation) is subject to an Israeli income tax on the receipt of dividends at the rate of 25% (30% if the dividends recipient is a “Substantial Shareholder” (as defined above), at the time of distribution or at any time during the preceding 12 months period) or 20% if the dividend is distributed from income attributed to Preferred Enterprise. Such dividends are generally subject to Israeli withholding tax at a rate of 25% so long as the shares are registered with a Nominee Company (whether the recipient is a Substantial Shareholder or not), and 20% if the dividend is distributed from income attributed to a Preferred Enterprise (in the case of non-Israeli shareholders - subject to the receipt in advance of a valid certificate from the ITA allowing for a reduced tax rate, 20%, or such lower rate as may be provided in an applicable tax treaty); If the dividend is attributable partly to income derived from a Preferred Enterprise, and partly from other sources of income, the income tax rate will be a blended rate reflecting the relative portions of the types of income. We cannot assure you that we will designate the profits that we may distribute in a way that will reduce shareholders tax liability.

For example, under the U.S.-Israel Double Tax Treaty the following rates will apply in respect of dividends distributed by an Israeli resident company to a Treaty U.S. Resident: (i) if the Treaty U.S. Resident is a corporation which holds during that portion of the taxable year which precedes the date of payment of the dividend and during the whole of its prior taxable year (if any), at least 10% of the outstanding shares of the voting shares of the Israeli resident paying corporation and not more than 25% of the gross income of the Israeli resident paying corporation for such prior taxable year (if any) consists of certain type of interest or dividends - the maximum tax rate of withholding is 12.5%, and (ii) in all other cases, the tax rate is 25%, or the domestic rate (if such is lower). Notwithstanding the foregoing, dividends distributed from income attributed to Preferred Enterprise are subject to a withholding tax rate of 15% for such U.S. corporation shareholder, provided that the condition related to our gross income for the previous year (as set forth in the previous sentence) is met. The aforementioned rates under the Israel U.S. Double Tax Treaty will not apply if the dividend income was derived through a permanent establishment that the Treaty U.S. Resident maintains in Israel. If the dividend is attributable partly to income derived from a Preferred Enterprise and partly to other sources of income, the withholding rate will be a blended rate reflecting the relative portions of the two types of income. U.S. residents who are subject to Israeli withholding tax on a dividend may be entitled to a credit or deduction for United States federal income tax purposes in the amount of the taxes withheld, subject to detailed rules contained in U.S. tax legislation.

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

Excess Tax

Individuals who are subject to tax in Israel (whether any such individual is an Israeli resident or non-Israeli resident) are also subject to an additional tax at a rate of 3% on annual income exceeding NIS 663,240 for 2022, which amount is linked to the annual change in the Israeli consumer price index, including, but not limited to, dividends, interest and capital gain.

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

Recent Sales of Unregistered Securities

On February 16, 2021, Gamida Cell Inc. sold $75 million of 5.875% convertible senior notes due in 2026, or the 2021 Notes, to certain funds managed by Highbridge Capital Management, LLC, which funds were accredited investors and qualified institutional buyers. The notes were sold at 100% of the principal amount thereof, are senior unsecured obligations of ours and will accrue interest at a rate of 5.875% per year. Subject to certain limitations, the holders of the notes can elect to exchange the notes for our ordinary shares at an initial exchange rate of 56.3063 shares per $1,000 principal amount of notes (equivalent to an exchange price of $17.76 per share). The sale was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On December 12, 2022, we and our wholly owned subsidiary, Gamida Cell Inc., entered into a Loan and Security Agreement, or the Loan Agreement, pursuant to which Gamida Cell Inc. borrowed an aggregate principal amount of $25.0 million through the issuance and sale of a first lien secured note, or the 2022 Note, to a fund managed by Highbridge Capital Management, LLC. The 2022 Note is exchangeable, at the option of the lenders, into our ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares. We have fully and unconditionally guaranteed the obligations of Gamida Cell Inc. under the Loan Agreement and the 2021 Note and the obligations are secured by substantially all of our and our subsidiary’s assets. The issuance of the ordinary shares issuable pursuant to the 2022 Note was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2022 and December 31, 2021 and (ii) the section entitled “Business” included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Company Overview

We are a cell therapy pioneer working to turn cells into powerful therapeutics. We apply a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates with the potential to redefine standards of care. Our primary product candidate is omidubicel, an advanced cell therapy candidate for allogeneic hematopoietic stem cell transplant that, if approved, has the potential to expand access and improve outcomes for patients with blood cancers. Historically, we had also developed a line of enhanced and engineered NK cells targeted at solid tumors and hematological malignancies

Omidubicel, our primary product candidate, is designed to address the limitations of current donor sources used for HSCT. Omidubicel consists of NAM-expanded and enhanced hematopoietic stem cells and differentiated immune cells, including T cells. The final cell therapy product is cryopreserved until the patient is ready to begin the transplant, when it is thawed and infused. Omidubicel has the potential to be a stem cell donor source in two broad patient groups: (i) patients with high-risk leukemias and lymphomas who require HSCT; and (ii) patients with severe hematologic disorders such as severe aplastic anemia. Based on results from our clinical studies, if approved, omidubicel has the potential to improve outcomes as compared to other donor sources and to increase access for patients who cannot find an appropriate donor.

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

In December 2021, we reported data from an analysis of a subset of 37 patients from the Phase 3 randomized trial of omidubicel at Annual Meeting of the American Society of Hematology, or ASH. The analysis was aimed at investigating the reduced infection rates observed in the study and showed that the omidubicel-treated patients had more rapid recovery of a wide variety of immune cells including CD4+ T cells, B cells, NK cells and dendritic cell subtypes. The recovery of the immune system provides rationale for fewer severe bacterial, fungal and viral infections in patients treated with omidubicel. In February 2023 we presented additional data at the Transplantation and Cellular Therapy, or TCT, Meetings of the American Society for Transplantation and Cellular Therapy. These new data focused on peripheral blood lymphocyte counts measured in correlation with time to neutrophil and platelet engraftment in omidubicel-transplanted and standard cord blood-transplanted patients. Seven days post-transplant, omidubicel-transplanted patients showed a robust reconstitution of a broad repertoire of immune cells, which correlated with successful neutrophil engraftment. These data support past findings that omidubicel stimulates faster immune recovery than standard cord blood and may also explain the lower incidence of serious bacterial, fungal and viral infections for omidubicel transplanted patients.

In early 2022, the FDA agreed that the initiation of our rolling biologics license application, or BLA, submission for omidubicel was appropriate and we initiated the rolling submission process. We completed submission of the BLA in June 2022. The FDA accepted the BLA in July 2022. Subsequently, the FDA issued an information request and viewed the data in our response as a major amendment. On November 18, 2022, we received correspondence from the U.S. Food and Drug Administration, or FDA, that the agency had updated our previous target action date under the Prescription Drug User Fee Act, or PDUFA, from January 30, 2023 to May 1, 2023, for our BLA for omidubicel. In the fourth quarter of 2022, the Israeli Ministry of Health and the FDA completed physical inspections of our Kiryat Gat facility which, to date, has resulted in no 483 observations.

Beginning in March 2023, we initiated a strategic restructuring of our business to primarily focus on the commercial launch of omidubicel, following FDA approval if granted. This launch will involve a more limited financial investment than we had previously planned in order to manage our financial resources, resulting in a slower ramp of sales. To support a more fulsome commercial launch of omidubicel, if approved, we intend to explore potential commercial or strategic options. We plan to engage a strategic advisor for this process. Potential strategic alternatives that may be evaluated include a sale of our assets or merger of our company, securing additional financing, and commercial or strategic partnerships that would enable further commercialization and development of our programs. There can be no assurance that this strategic review process will result in our pursuing any transaction. We aim to run this strategic review process into the third quarter of 2023. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value. If we are unable to secure additional financing or a commercial or strategic partnership for omidubicel, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment.

In connection with our strategic restructuring:

●	We intend to allocate the vast majority of our resources to support the commercial launch of omidubicel, following approval by the FDA if granted, including manufacturing at our dedicated and certified Kiryat Gat facility. To manage our cash runway, we will hire employees at a reduced pace and reduce planned commercial and medical operating expenses, which we anticipate will result in lower sales than we had previously planned.

●	Solely for financial reasons, we are reducing planned investment in the development of our clinical stage NK cell therapy candidate, GDA-201. While we will continue enrollment into the Phase 1/2 clinical trial of GDA-201 for the treatment of follicular and diffuse large B-cell lymphomas, we will not advance any previously planned Phase 2 start-up activities. We intend to complete the treatment of patients in the Phase 1 portion of the Phase 1/2 study; however, following our assessment of the results from the Phase 1 portion of the study, we may decide not to proceed with the enrollment of patients in the Phase 2 portion of the study and we may wind down the Phase 1/2 study of GDA-201.

●	Solely for financial reasons, we will discontinue the development of our engineered NK cell therapy pipeline, including GDA-301, GDA-501, and GDA-601, but will retain the intellectual property rights to develop, sell or license these assets in the future.

●	We have implemented a reduction in force to rationalize the employee base to support the new business strategy, which will include closing our Jerusalem research and development facility and terminating the lease or securing a sub-tenant for the space. We expect that we will incur charges of approximately $1.1 million for severance and other employee termination-related costs primarily in the second quarter of 2023.

We have incurred significant net losses since our formation in 1998. Our net losses were $79.4 million and $89.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, our accumulated deficit was $416.8 million. We expect to continue to incur losses for the foreseeable future, and our losses may fluctuate significantly from year to year.

Although we completed a convertible debt financing in 2021 and both an equity financing transaction and convertible debt financing in 2022, we will need substantial additional funding to support our operating activities as we proceed to commercialize omidubicel, if approved. Adequate funding may not be available to us on acceptable terms, or at all, in which case we may be required to suspend the commercialization of omidubicel, enter into a strategic transaction or wind down our business.

To continue to fund our operations, we expect to continue to raise capital and to seek potential commercial or strategic partnerships for omidubicel, if approved. We may obtain additional financing in the future through the issuance of our ordinary shares, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital or secure a partnership on terms acceptable to us, or at all, and any failure to raise capital or secure a partnership as and when needed could compromise our ability to execute on our business plan. Although it is difficult to predict future liquidity requirements, we believe that our current total existing funds will be sufficient to support our ongoing operating activities through the third quarter of 2023. However, our ability to successfully transition to profitability will be dependent upon achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Components of Results of Operations

Revenue

We do not currently have any products approved for sale and, to date, we have not recognized any revenue. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments and future collaborations. If we fail to achieve clinical success or obtain regulatory approval of any of our product candidates in a timely manner, our ability to generate future revenue will be impaired. If omidubicel is approved for commercial sale, we may generate revenue from product sales, or alternatively, we may receive royalties from any collaborators we partner with to commercialize our product candidates.

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

Through December 31, 2022, we have received an aggregate of approximately $36.8 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.2 million is royalty-bearing grants, and approximately $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3.0% to 3.5% on future sales of the developed product, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest calculated at a rate based on the 12-month LIBOR, which was 0.1% in 2021 and 4.0% in 2022. We have not paid any royalties to the IIA to date. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

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

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of omidubicel or any of our other product candidates. In the first half of 2022, with the objective of extending our cash runway, we reduced operating expenses, primarily by implementing a workforce reduction of approximately 10% in January 2022 and delaying other hiring and planned spending, and in the second half of 2022, we completed an equity financing transaction and convertible debt financing. In March 2023, we announced a strategic restructuring of our operations to prioritize resources toward the launch of omidubicel, reduce operating expenses and extend cash runway, and seek potential commercial or strategic partnerships to maximize patient access to omidubicel.

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

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation, related to directors, executive, finance, and administrative functions, facility costs and external professional service costs, including legal, accounting and audit services and other consulting fees. Other significant expenses are related to audit, legal, regulatory and tax-related services, director and officer insurance premiums, executive compensation, and other customary costs associated with being a public company.

If omidubicel is approved for commercial sale, we anticipate that our general and administrative expenses will increase, and we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, particularly as it relates to the sales and marketing of our product.

Financial expenses, net

Financial expenses, net, is our financing expenses from the 2022 Notes and 2021 Notes after deducting financing income from deposits and marketable securities.

Income taxes

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $274.9 million (including capital losses of $0.5 million) as of December 31, 2022. In addition, the US subsidiary has net operating losses carryforward of $37.5 million for federal tax purposes as of December 31, 2022. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We provided a full valuation allowance, to reduce deferred tax assets to their estimated realizable value, since it is more likely than not that all of the deferred tax assets will not be realized.

Analysis of Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
Research and development expenses, net(1)	$42,692	50,177
Commercial expenses(1)	12,900	20,013
General and administrative expenses(1)	19,401	16,977
Total operating loss	74,993	87,167
Financial expenses, net	4,382	2,626
Loss	79,375	89,793

(1)	Includes share-based compensation expense as follows:

	Year ended December 31,
	2022	2021
	(in thousands)
Research and development expenses, net	$1,890	1,384
Commercial expenses	1,284	947
General and administrative expenses	1,867	1,902
Total share-based compensation	$5,041	4,233

Research and development expenses, net

Research and development expenses, net, decreased by approximately $7.5 million to $42.7 million in the year ended December 31, 2022 from $50.2 million in the year ended December 31, 2021. The decrease was attributable mainly to a $9.0 million decrease in clinical activities relating to the conclusion of our omidubicel Phase 3 clinical trial, offset by an increase of $0.8 million in clinical activities related to GDA-201 and an increase of $0.4 million in headcount-related expenses.

Commercial expenses

Our commercial expenses decreased by approximately $7.1 million to $12.9 million in the year ended December 31, 2022 from $20.0 million in the year ended December 31, 2021. The decrease was attributable mainly to an approximately $8.2 million decrease in launch readiness activities offset by a $1.1 million increase in salaries and benefits resulting from headcount-related expenses.

General and administrative expenses

General and administrative expenses increased by approximately $2.4 million to $19.4 million in the year ended December 31, 2022, up from $17.0 million in the year ended December 31, 2021. The increase was attributable to a $1.4 million increase to our corporate headquarters and headcount related expenses, and an increase of $1.0 million in professional services expenses related to general company growth.

Financial expenses, net

Financial expenses, net, increased by approximately $1.8 million to $4.4 million in the year ended December 31, 2022, compared to $2.6 million in the year ended December 31, 2021. The increase was primarily due to $2.1 million in expenses related to the closing of our 2022 senior convertible note, offset by a $0.3 million increase in interest income from cash management.

Critical Accounting Estimates

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

We are devoting substantially all of our efforts toward research and development activities. In the course of such activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of December 31, 2022 was $416.8 million and negative cash flows from operating activities during the year ended December 31, 2022 was $70.4 million. We are planning to finance our operations from our existing and potential future working capital resources and we continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on acceptable terms or in the amounts required. Based on our assessment of our financial position at the date of issuance of our consolidated financial statements for the year ended December 31, 2022, we believe that our existing capital resources will be adequate to satisfy our expected liquidity requirements through the third quarter of 2023.

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

Convertible notes

On February 15, 2021, we entered into a Note Purchase Agreement, pursuant to which Gamida Cell Ltd.’s wholly owned U.S. subsidiary, Gamida Cell Inc., issued convertible senior notes, or the 2021 Notes, with an aggregate original principal amount of $75.0 million in a private placement. The 2021 Notes are guaranteed by Gamida Cell Ltd. pursuant to an Indenture, dated February 16, 2021, between Gamida Cell Inc., Gamida Cell Ltd., and Wilmington Savings Fund Society, FSB, which is filed as exhibit to this annual report on Form 10-K.

The 2021 Notes were issued on a senior unsecured basis, have a maturity date of February 15, 2026, bear 5.875% interest, and may be exchanged, at the election of the holder, for ordinary shares of Gamida Cell Ltd. at an initial per share price of $17.76, subject to adjustments. The net proceeds from the private placement were approximately $70.8 million after deducting placement agent fees, escrowed amounts and other expenses, and the transaction closed on February 16, 2021.

On December 12, 2022, we entered into a Loan and Security Agreement, pursuant to which Gamida Cell Inc. issued $25.0 million in aggregate principal amount in a convertible senior note, or the 2022 Note. The 2022 Note bear interest of 7.5% which will be paid on a quarterly basis and monthly principal installment payments. The 2022 Note are exchangeable, at the option of the lenders, into ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares.

We account for the 2021 Notes in accordance with ASC 470-20 “Debt with Conversion and Other Options.” The 2021 Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives according to ASC 815-40.

We have elected the fair value option to measure the 2022 Note upon issuance, in accordance with ASC 825-10. Under the fair value option, the 2022 Note is measured at fair value each period with changes in fair value reported in the statements of operations. According to ASC 825-10, changes in fair value that are caused by changes in the instrument-specific credit risk will be presented separately in other comprehensive income (loss).

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

Recent Accounting Pronouncements

See note 2 of the accompanying audited consolidated financial statements for the year ended December 31, 2022.

Internal Control over Financial Reporting

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our ordinary shares. Pursuant to Section 404 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an “emerging growth company” under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We have completed the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404 and whether there are any material weaknesses or significant deficiencies in our existing internal controls. Based on this process, our management concluded that our internal controls over financial reporting were effective as of December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the years ended December 31, 2022 and December 31, 2021, we incurred a net loss of $79.4 and $89.8 million, respectively, and net cash of $70.4 million and $81.8 million, respectively, was used in our operating activities. As of December 31, 2022 and December 31, 2021 we had working capital of $42.3 million and $73.2 million, respectively, and an accumulated deficit of $413.8 million and $337.5 million, respectively. Our principal sources of liquidity as of December 31, 2022 and December 31, 2021 consisted of cash and cash equivalents and marketable securities of $64.7 million and $95.9 million, respectively.

At-the-Market Ordinary Shares Offering

On September 10, 2021, we entered into an Open Market Sale Agreement under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50 million from time to time through Jefferies LLC. Pursuant to the Open Market Sales Agreement and upon delivery of notice by the Company, Jefferies may sell our ordinary shares under an “at the market offering.” During the year ended December 31, 2022, we sold 1,540,165 ordinary shares for gross proceeds of $4.4 million, resulting in net proceeds of $4.2 million after deducting sales commissions and offering expenses of $0.2 million.

Highbridge Financings

On February 16, 2021, Gamida Cell Inc. sold $75 million of the 2021 Notes to certain funds managed by Highbridge Capital Management, LLC, which funds were accredited investors and qualified institutional buyers. The notes were sold at 100% of the principal amount thereof, are senior unsecured obligations of ours and will accrue interest at a rate of 5.875% per year. Subject to certain limitations, the holders of the notes can elect to exchange the notes for our ordinary shares at an initial exchange rate of 56.3063 shares per $1,000 principal amount of notes (equivalent to an exchange price of $17.76 per share). The sale was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On December 12, 2022, we and our wholly owned subsidiary, Gamida Cell Inc., entered into the Loan Agreement, pursuant to which Gamida Cell Inc. borrowed an aggregate principal amount of $25.0 million through the issuance and sale of the 2022 Note to a fund managed by Highbridge Capital Management, LLC. The 2022 Note is exchangeable, at the option of the lenders, into our ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares. We have fully and unconditionally guaranteed the obligations of Gamida Cell Inc. under the Loan Agreement and the 2021 Note and the obligations are secured by substantially all of our and our subsidiary’s assets. The Loan Agreement and the Notes will mature on December 12, 2024, unless earlier repurchased, redeemed or exchanged in accordance with the terms, and bear interest at the annual rate of 7.50%, payable on a quarterly basis, with the interest rate increasing to 12.00% at any time upon any event of default under the Loan Agreement or certain failures to register the resale of the ordinary shares issuable pursuant to the Note.

The Loan Agreement contains customary representations and warranties and covenants, including a $20.0 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants will terminate when less than $5.0 million of principal amount is outstanding under the Loan Agreement.

Capital Resources

Overview

Through December 31, 2022, we have financed our operations primarily through private placements and public offerings of equity securities and through the grants received from the IIA. See “Note 5 – Convertible Senior Notes, Net” of our Consolidated Financial Statements for further discussion of our obligations under the 2021 Notes and 2022 Note.

Cash flows

The following table summarizes our statement of cash flows for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in)
Operating activities	$(70,423)	(81,760)
Investing activities	34,044	(60,921)
Financing activities	45,144	71,403

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items include share based compensation, accrued expenses and current liabilities, operating lease right-of-use assets and operating lease liabilities.

Net cash used in operating activities was $70.4 million during the year ended December 31, 2022, compared to $81.8 million used in operating activities during the year ended December 31, 2021. The $11.4 million decrease in cash used was attributable primarily due to delayed cash payments in connection with omidubicel launch readiness activities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $34.0 million during the year ended December 31, 2022, compared to $60.9 million used in investing activities during the year ended December 31, 2021. The $94.9 million increase is primarily related to a decrease of $86.2 million of purchases of marketable securities and proceeds from maturity and changes in bank deposits, and, by a decrease of $8.7 million from the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $45.1 million during the year ended December 31, 2022, compared to $71.4 million during the year ended December 31, 2021. The $26.3 million decrease is primarily related to net proceeds of $70.8 million received from the 2021 issuance of our convertible senior notes compared to $22.8 million received from the issuance of our convertible senior notes in 2022 and $22.3 million of net proceeds received from the issuance of our ordinary shares in public offerings in 2022.

Funding Requirements

Although it is difficult to predict future liquidity requirements, we believe that our current total existing funds will be sufficient to support our ongoing operating activities through the third quarter of 2023. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

If the FDA approves omidubicel, we plan to conduct a limited initial launch of omidubicel ourselves in the United States. In addition, we intend to explore commercial and strategic options for the commercialization of omidubicel both inside of and outside of the United States to ensure that as many patients as possible have access to omidubicel.

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

We have annual operating lease obligations related to our Boston and Kiryat Gat facilities in aggregate of $0.9 million, which is included in general and administrative expenses.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements for the years ended December 31, 2022 and 2021 are incorporated herein by reference to pages F-1 to F-30 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in, or disagreements with our principal independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) of the Securities Exchange Act of 1934). Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in this annual report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers.

The table below sets forth our directors and executive officers as of March 24, 2023. The business address for each of our executive officers and directors is c/o 116 Huntington Avenue, 7th Floor, Boston, Massachusetts 02116.

Name	Age	Position
Abigail Jenkins	47	Director, Chief Executive Officer and President
Shai Lankry	46	Chief Financial Officer
Michele Korfin	51	Chief Operating and Chief Commercial Officer
Ronit Simantov	58	Chief Medical and Chief Scientific Officer
Josh Patterson	47	General Counsel and Chief Compliance Officer
Julian Adams	68	Director
Stephen T. Wills	66	Director
Kenneth I. Moch	68	Director
Shawn C. Tomasello	64	Chairwoman of the Board of Directors
Ivan Borrello	59	Director

Executive Officers

Abigail Jenkins has served as our Chief Executive Officer, President and on our board of directors since September 2022. From March 2021 through August 2022, Ms. Jenkins served as Chief Commercial and Business Officer of Lyndra Therapeutics, Inc. From May 2018 to March 2021, Ms. Jenkins served as Senior Vice President and head of the Vaccines Business Unit of Emergent BioSolutions Inc. From June 2016 to May 2018, Ms. Jenkins served as Chief Commercial Officer and U.S. business head of Aquinox Pharmaceuticals, Inc. (now Neoleukin Therapeutics, Inc.). Ms. Jenkins holds a B.A. from Indiana University Bloomington and a M.S. from The Johns Hopkins University, and completed the Executive Scholar Program in General Management, Business & Leadership from Northwestern University’s Kellogg School of Management.

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

Ronit Simantov, M.D. has served as our Chief Medical Officer and Chief Scientific Officer since July 2017. Prior to joining Gamida Cell, Dr. Simantov served as vice president, Oncology Global Medical Affairs between January 2014 and June 2017 and as US Medical Affair Lead, Oncology Business Unit between September 2011 and December 2013 for Pfizer Inc. Prior to that, Dr. Simantov served as vice president of clinical research oncology for OSI Pharmaceuticals and as Chief Medical Officer for CuraGen Corporation (acquired by Celldex) where she led development of small molecules and antibody drug conjugates. Dr. Simantov serves on the board of directors of Tempest Therapeutics, Inc. and Clovis Oncology. Prior to joining industry, Dr. Simantov spent seven years on the academic faculty at Weill Medical College of Cornell University, where she directed the fellowship program and conducted angiogenesis and vascular biology research. Dr. Simantov has authored over 40 peer-reviewed manuscripts. Dr. Simantov holds an M.D. from New York University School of Medicine and a B.A. from Johns Hopkins University. Dr. Simantov completed a residency in internal medicine at New York Hospital Cornell Medical Center, and a fellowship in hematology and oncology at Weill Cornell Medicine.

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

Non-Employee Directors

Julian Adams, Ph.D., has served on our board of directors since August 2016. Dr. Adams has more than 35 years of experience in drug discovery and development. From November 2017 to September 2022, Dr. Adams served as our Chief Executive Officer, and, from 2003 to 2016, Dr. Adams held roles of increasing responsibility at Infinity Pharmaceuticals, Inc. (Nasdaq: INFI), where he built and led the company’s R&D efforts which ultimately led to the approval of duvelisib, also known as Copiktra®, for the treatment of certain leukemias and lymphomas. From 1999 to 2003, Dr. Adams served as a Senior Vice President at Millenium Pharmaceuticals, Inc., a subsidiary of the biopharmaceutical company Takeda Pharmaceutical Company Limited since 2008, where he led the development of bortezomib, also known as Velcade®, for the treatment of multiple myeloma. He has previously served on the boards of directors of numerous biotechnology companies, and currently serves as the chariman of the board of directors of Elicio Therapeutics Inc. Dr. Adams holds a B.S. from McGill University and a Ph.D. from the Massachusetts Institute of Technology in the field of synthetic organic chemistry.

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

Shawn Tomasello has served on our board of directors since June 2019 and was appointed as Chairwoman of our board of directors in March 2023. From 2015 to 2018, Ms. Tomasello as the Chief Commercial Officer of Kite Pharma. Prior to joining Kite Pharma, from 2014 to 2015, Ms. Tomasello served as the Chief Commercial Officer of Pharmacyclics Inc. (Nasdaq: PCYC), a pharmaceutical manufacturer acquired by Abbvie, Inc. From April 2005 to August 2014, Ms. Tomasello was employed at Celgene Corporation, most recently as President of the Americas, Hematology and Oncology, where she was responsible for all aspects of the commercial organization encompassing multiple brands spanning 11 indications. Ms. Tomasello serves on the board of directors of 4D Molecular Therapeutics, Inc. (Nasdaq: FDMT), TCR2 Therapeutics Inc. (Nasdaq: TCRR), AlloVir, Inc. (Nasdaq: ALVR), as well as Centrexion Therapeutics Corporation and Orna Therapeutics, Inc. Ms. Tomasello holds a B.S. in Marketing from the University of Cincinnati and her M.B.A. from Murray State University, Kentucky.

Stephen T. Wills has served on our board of directors since June 2019. Mr. Wills currently serves as the Chief Financial Officer (since 1997), and Chief Operating Officer (since 2011), of Palatin Technologies, Inc. (NYSE: PTN), a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Mr. Wills has served on the boards of directors of MediWound Ltd. (Nasdaq: MDWD), since April 2017, and as Chairman since January 2018, and of Amryt Pharma, plc (Nasdaq: AMYT), a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, since September 2019 (Chairman of audit committee and member of the finance committee). Mr. Wills also serves on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school, since 2013, and its Chairman since June 2018. Mr. Wills served on the board of directors of Caliper Corporation, a psychological assessment and talent development company, since March 2016, and as Chairman from December 2016 to December 2019, when Caliper was acquired by PSI Corporation. Mr. Wills, a certified public accountant, holds a B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Ivan Borrello, M.D., has served on our board of directors since June 2022. Dr. Borrello has served as an Associate Professor of Oncology at the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins University School of Medicine since 2008. He is also an Attending Physician at The Johns Hopkins Hospital and Director of the Cellular Therapeutics and Multiple Myeloma programs. Dr. Borrello is a co-founder of WindMIL Therapeutics where he has served as senior clinical advisor since 2014, and is a co-founder of Meridian Therapeutics where he has served as senior clinical advisor since 2021. From 2001 to 2008, he was an Assistant Professor of Immunotherapy and Hematopoiesis, Hematologic Malignancies at Johns Hopkins Oncology Center. Dr. Borrello holds a B.A. in Biology from Catholic University and an M.D. from the Medical College of Virginia.

Diversity of the Board of Directors.

Board Diversity Matrix (As of March 24, 2023)
Total Number of Directors	6

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
White	2	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	1	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the reports filed with the SEC and written representations that no other reports were required under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements were met during the 2022 fiscal year, with the exception of: one Form 3 filed late on behalf of Dr.. Simantov; one Form 4 reporting one transaction filed late on behalf of Dr.. Simantov; and one Form 4 reporting one transaction filed late on behalf of Dr. Adams, due to technical administrative errors.

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

Material Changes to Procedures by which Shareholders may Recommend Nominees

Not applicable.

Board Practices

Our amended and restated articles of association provide that we may have between 5 and 11 directors. Our board of directors currently consists of six directors. Our board of directors has determined that Shawn Tomasello, Stephen Wills, Kenneth Moch and Ivan Borrello are independent directors within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with us. Our directors are divided into three classes with staggered three-year terms. Each class of directors consists, as nearly as possible, of one-third of the total number of directors constituting the entire board of directors. At each annual general meeting of our shareholders, the election or re-election of directors following the expiration of the term of office of the directors of that class of directors will be for a term of office that expires on the third annual general meeting following such election or re-election, such that from 2019 and after, at each annual general meeting the term of office of only one class of directors will expire. Each director will hold office until the annual general meeting of our shareholders in which his or her term expires, unless they are removed by a vote of 60% of the total voting power of our shareholders at a general meeting of our shareholders or upon the occurrence of certain events, in accordance with the Companies Law and our amended and restated articles of association.

Our directors are divided among the three classes as follows:

(i) the Class I directors are Abigail Jenkins, Shawn Tomasello and Stephen T. Wills, and their terms will expire at the annual general meeting of the shareholders to be held in 2025 and when their successors are elected and qualified;

(ii) the Class II director is Kenneth I. Moch and his term will expire at the annual general meeting of the shareholders to be held in 2023 and when his successor is elected and qualified; and

(iii) the Class III directors are Julian Adams and Ivan Borrello, and their terms will expire at the annual general meeting of the shareholders to be held in 2024 and when their successors are elected and qualified.

Because our ordinary shares do not have cumulative voting rights in the election of directors, the holders of a majority of the voting power represented at a shareholders meeting have the power to elect all our directors up for election or re-election.

In addition, if a director’s office becomes vacant, the remaining serving directors may continue to act in any manner, provided that their number is not less than the minimum number specified in our amended and restated articles of association. If the number of serving directors is lower than five, then our board of directors may only act in an emergency or to fill the office of director which has become vacant up to a number equal to the minimum number provided for in our amended and restated articles of association, or in order to call a general meeting of our shareholders for the purpose of electing directors to fill any of our vacancies. In addition, the directors may appoint, immediately or as of a future date, additional director(s) to serve until the annual general meeting of our shareholders at which the term of the applicable class to which such director was assigned expires, provided that the total number of directors in office shall not exceed 11 directors. The office of a director that was appointed by our board of directors to fill any vacancy shall only be for the remaining period of time during which the director whose service has ended and so filled would have held office.

Pursuant to the Companies Law and our amended and restated articles of association, a resolution proposed at any meeting of our board of directors at which a quorum is present is generally adopted if approved by a vote of a majority of the directors present and eligible to vote. A quorum of the board of directors requires at least a majority of the directors then in office who are lawfully entitled to participate in the meeting. On July 27, 2022 our shareholders approved certain amendments to our amended and restated articles of association, which require an affirmative vote of two-thirds of the directors in order to approve certain transactions which may have a significant effect on our company and to approve certain business combinations with any shareholder (and its affiliates) who holds (beneficially or of record) 20% or more of the voting power in the Company and an affirmative vote of a majority of the directors to amend our amended and restated articles of association. See Exhibit 4.1 – “Description of Securities” for more information.

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

In addition, under the Companies Law, our board of directors must determine the minimum number of directors who are required to have financial and accounting expertise. Under applicable regulations, a director with financial and accounting expertise is a director who, by reason of his or her education, professional experience and skill, has a high level of proficiency in and understanding of business accounting matters and financial statements. He or she must be able to thoroughly comprehend the financial statements of the listed company and initiate debate regarding the manner in which financial information is presented. In determining the number of directors required to have such expertise, the board of directors must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our board of directors has determined that we require at least one director with the requisite financial and accounting expertise. Stephen T. Wills has such financial and accounting expertise.

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

Compensation and talent committee

Under the Companies Law, the board of directors of any public company must appoint a compensation committee. Our compensation and talent committee, which consists of Stephen T. Wills, Kenneth I. Moch and Shawn C. Tomasello, assists our board of directors in determining compensation for our directors and officers. Mr. Moch serves as chairperson of the committee. Our board of directors has determined that each member of our compensation committee is independent under the Nasdaq Rules, including the additional independence requirements applicable to the members of a compensation committee.

The function of the compensation and talent committee is described in the approved charter of the committee and includes, among other things, (a) assisting the board in fulfilling its oversight responsibilities with respect to our compensation policies, plans and programs, and to review and recommend to the board for approval the compensation to be paid to our executive officers and directors; (b) assisting the board in fulfilling its responsibilities to ensure processes and programs are in place to attract, motivate, reward and retain top talent to the our executive officer ranks; (c) review and discuss with management our disclosures contained under the caption “Compensation Discussion and Analysis, when and as required by applicable rules and regulations of the SEC in effect from time to time, for use in any of our annual reports on Form 10-K, registration statements, proxy statements or information statements filed with the SEC; (d) preparing and reviewing, as applicable, certain reports and disclosures as required by applicable rules and regulations in effect from time to time; (e) assisting the board in fulfilling its responsibilities related to the compensation of directors, the chief executive officer and other “office holders” (as defined under the Companies Law); (f) assisting the Board in administering our equity incentive plans; and (g) making such other determinations in respect of compensation, compensation practices and related matters as may be required by a compensation committee under the rules of Nasdaq Stock Market or the Companies Law.

A copy of the compensation and talent committee charter is available on the “Investors & Media - Corporate Governance - Documents & Charters” page of our website www.gamida-cell.com.

Nominating and corporate governance committee

Our nominating and corporate governance committee consists of Kenneth Moch and Ivan Borrello. Mr. Moch serves as chairperson of the committee. The function of the nominating and corporate governance committee is described in the approved charter of the committee and includes, among other things: (a) identifying, reviewing and evaluating candidates to serve as members of the board of directors; (b) recommending nominees for election as directors, and reviewing and evaluation of incumbent members of the board of directors; (c) making recommendations to the board of directors regarding corporate governance guidelines and matters; and (d) overseeing all aspects of our corporate governance functions and ethical conduct.

A copy of the nominating and corporate governance committee charter is available on the “Investors & Media - Corporate Governance - Documents & Charters” page of our website www.gamida-cell.com.

Science and technology committee

In July 2020, the board of directors formed a science and technology committee. The science and technology committee consists of Julian Adams and Ivan Borrello. The function of the science and technology committee is described in the approved charter of the committee, and includes the review of Company matters relating to scientific and technologic capabilities and programs, reporting to the board of directors regarding such review to help facilitate the board of director’s oversight of our scientific strategic direction and investment in R&D and technology. The committee also discusses significant emerging trends and issues in science and technology and considers the potential impact thereof on us.

Compliance committee

In August 2021, the board of directors formed a compliance committee, which consists of Shawn C. Tomasello and Julian Adams. Ms. Tomasello serves as chairperson of the committee. The function of the compliance committee is described in the approved charter of the committee and includes assisting the board of directors in overseeing our development, operation and monitoring of a compliance program consistent with the Office of Inspector General’s compliance program guidance for pharmaceutical manufacturers (and any foreign equivalent guidance provided by relevant authorities outside the United States), as well as the identification and evaluation of our principal legal and regulatory compliance risks attendant to operating in the health care and life sciences industry.

Audit committee

Under the Companies Law, the board of directors of any public company must appoint an audit committee. Our audit committee consists of Stephen Wills, Kenneth I. Moch and Shawn Tomasello. Mr. Wills serves as chairperson of the committee. Our board of directors affirmatively determined that Stephen Wills is an audit committee financial expert as defined by the SEC rules and has the requisite financial experience as defined by the Nasdaq Stock Market Listing Rules.

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

A copy of the audit committee charter is available on the “Investors & Media - Corporate Governance - Documents & Charters” page of our website www.gamida-cell.com.

Approval of transactions with related parties

Under the Companies Law, the approval of the audit committee is required to effect specified actions and transactions with office holders and controlling shareholders and their relatives, or in which they have a personal interest. See “Fiduciary duties and approval of specified related party transactions under Israeli law” below. The term “controlling shareholder” means any shareholder with the ability to direct the activities of the company, other than by virtue of being an office holder. A shareholder is presumed to be a controlling shareholder if the shareholder holds 50% or more of the voting rights in a company or has the right to appoint 50% or more of the directors of the company or its chief executive officer. For the purpose of approving transactions with controlling shareholders, the term “controlling shareholder” also includes any shareholder that holds 25% or more of the voting rights of the company if no other shareholder holds more than 50% of the voting rights in the company. For purposes of determining the holding percentage stated above, two or more shareholders who have a personal interest in a transaction that is brought for the company’s approval are deemed as joint holders. As of the date of this annual report on Form 10-K, we do not have a controlling shareholder as defined under the Companies Law.

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

Disclosure of personal interests of a controlling shareholder and approval of transactions

Under the Companies Law, the disclosure requirements that apply to an office holder also apply to a controlling shareholder of a public company. See “Item 10. Directors, Executive Officers and Corporate Governance-Board Practices - Audit committee-Approval of transactions with related parties” for a definition of controlling shareholder. Unless exempted under the Companies Law, extraordinary transactions with a controlling shareholder or in which a controlling shareholder has a personal interest, which includes transactions for the provision of services by a controlling shareholder or his or her relative, whether directly or indirectly, including through a company controlled by such controlling shareholder, and if such controlling shareholder or relative thereof is an office holder in the company, any transactions regarding his or her terms of office, require the approval of the audit committee, the board of directors and a majority of the shares voted by the shareholders of the company participating and voting on the matter in a shareholders’ meeting. In addition, the shareholder approval must fulfill one of the following requirements, which we refer to as a Special Majority:

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

Compensation of Directors and Executive Officers

Directors. The Companies Law requires the approval of the compensation of a public company’s directors (including directors who serve as executive officers and the chief executive officer) in the following order: (i) the compensation committee, (ii) the board of directors and, (iii) unless exempted under regulations promulgated under the Companies Law, the approval of the shareholders at a general meeting. If the compensation of our directors is inconsistent with our stated compensation policy, then, those provisions that must be included in the compensation policy according to the Companies Law must have been considered by the compensation committee and board of directors, and shareholder approval will also be required, provided that:

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

Executive officers other than the chief executive officer. The Companies Law requires the approval of the compensation of a public company’s executive officers (other than an officer who is also a director and the chief executive officer) in the following order: (i) the compensation committee, (ii) the company’s board of directors, and (iii) if such compensation arrangement is inconsistent with the company’s stated compensation policy, the company’s shareholders (by a special majority vote as discussed above with respect to the approval of director compensation).

However, if the shareholders of the company do not approve a compensation arrangement with an executive officer that is inconsistent with the company’s stated compensation policy, the compensation committee and board of directors may override the shareholders’ decision if each of the compensation committee and the board of directors provide detailed reasons for their decision in accordance with the Companies Law.

An amendment to an existing arrangement with an office holder who is not the chief executive officer or a director requires only the approval of the compensation committee, if the compensation committee determines that the amendment is not material in comparison to the existing arrangement. However, according to regulations promulgated under the Companies Law, an amendment to an existing arrangement with an office holder who is subordinate to the chief executive officer (and who is not a director) shall not require the approval of the compensation committee, if (i) the amendment is approved by the chief executive officer and the company’s compensation policy determines that a non-material amendment to the terms of service of an office holder (other than the chief executive officer) may be approved by the chief executive officer and (ii) the engagement terms are consistent with the company’s compensation policy.

Chief executive officer. Under the Companies Law, the compensation of a public company’s chief executive officer (who is not a director) is required to be approved by: (i) the company’s compensation committee; (ii) the company’s board of directors, and (iii) the company’s shareholders (by a special majority vote as discussed above with respect to the approval of director compensation). However, if the shareholders of the company do not approve the compensation arrangement with the chief executive officer and, provided that he or she is not also a director, the compensation committee and board of directors may override the shareholders’ decision if each of the compensation committee and the board of directors provide a detailed report for their decision in accordance with the Companies Law. The approval of each of the compensation committee and the board of directors should be in accordance with the company’s stated compensation policy; however, in special circumstances, they may approve compensation terms of a chief executive officer that are inconsistent with such policy provided that they have considered those provisions that must be included in the compensation policy according to the Companies Law and that shareholder approval was obtained (by a special majority vote as discussed above with respect to the approval of director compensation).

In addition, in the case of a new chief executive officer, the compensation committee may waive the shareholder approval requirement with regards to the approval of the engagement terms of a candidate for the chief executive officer position, if they determine that the compensation arrangement is consistent with the company’s stated compensation policy, and that the chief executive officer did not have a prior business relationship with the company or a controlling shareholder of the company and that subjecting the approval of the engagement to a shareholder vote would impede the company’s ability to employ the chief executive officer candidate.

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

Approval of Private Placements

Under the Companies Law and the regulations promulgated thereunder, a private placement of securities does not require approval at a general meeting of the shareholders of a company; provided however, that in special circumstances, such as a private placement completed in lieu of a special tender offer or a private placement which qualifies as a related party transaction (see “Item 10. Directors, Executive Officers and Corporate Governance-Board Practices-Fiduciary duties and approval of specified related party transactions under Israeli law”), approval at a general meeting of the shareholders of a company is required.

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

Under the Companies Law and the Securities Law, 5738-1968, or the Securities Law, a company may indemnify an office holder in respect of the following liabilities, payments and expenses incurred for acts performed as an office holder, either pursuant to an undertaking made in advance of an event or following an event, provided a provision authorizing such indemnification is contained in its articles of association:

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

Under the Companies Law, exculpation, indemnification and insurance of office holders must be approved by the compensation committee and the board of directors and, with respect to certain office holders or under certain circumstances, also by the shareholders. See “Item 10. Directors, Executive Officers and Corporate Governance-Board Practices-Fiduciary duties and approval of specified related party transactions under Israeli law.”

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

We have entered into agreements with each of our directors and executive officers exculpating them, to the fullest extent permitted by law, from liability to us for damages caused to us as a result of a breach of duty of care, and undertaking to indemnify them to the fullest extent permitted by law. The insurance is subject to our discretion depending on its availability, effectiveness and cost. Effective as November 17, 2021, the maximum amount set forth in such agreements is (1) with respect to indemnification in connection with a public offering of our securities by us, the gross proceeds raised by us and/or any selling shareholder in such public offering, and (2) with respect to all other permitted indemnification, the greater of (i) an amount equal to 25% of our shareholders’ equity on a consolidated basis, according to our most recent financial statements as of the time of the actual payment of indemnification; (ii) $150 million and (iii) 40% of the Company Total Market Cap, which means the average closing price of our ordinary shares over the 30 trading days prior to the actual payment of indemnification multiplied by the total number of our issued and outstanding shares as of the date of actual payment). In the opinion of the SEC, indemnification of directors and executive officers for liabilities arising under the Securities Act however, is against public policy and therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below provides information with respect to the fiscal years ended December 31, 2022 and December 31, 2021 regarding the compensation of the principal executive officer, the former principal executive officer and the two most highly paid executive officers at the end of fiscal year 2022. In addition, the table below reflects the compensation granted to our five most highly compensated office holders (as defined in the Companies Law) during or with respect to the year ended December 31, 2022 and 2021. Such executive officers and office holders are referred to herein as our Covered Executives.

Name and Principal Position	Year	Salary	Bonus	Share Awards(1)	Option Awards(1)	Nonequity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation(2)	Total
Abigail Jenkins	2022	156,538	—	52,664	101,793	—	—	—	310,996
Chief Executive Officer(3)	2021	—	—	—	—	—	—	—	—

Dr. Julian Adams	2022	482,027	—	143,022	766,114	204,575	—	123,135	1,718,873
Former Chief Executive Officer(4)	2021	547,350	—	296,237	1,049,159	125,000	—	—	2,017,746

Shai Lankry –	2022	327,500	—	145,438	305,099	96,250	—	—	874,287
Chief Financial Officer	2021	321,298	—	233,655	350,013	132,407	—	76,579	1,113,952

Michele Korfin –	2022	454,964	—	193,079	434,208	150,500	—	—	1,232,751
Chief Operating and Commercial Officer	2021	428,984	—	250,415	106,088	47,813	—	—	833,301

Ronit Simantov –	2022	457,160	—	189,710	245,237	135,150	—	—	1,027,257
Chief Medical and Chief Scientific Officer	2021	434,467	—	299,823	304,595	113,190	—	—	1,152,074

Josh Patterson –	2022	396,667	—	105,600	139,939	82,000	—	—	724,206
General Counsel(5)	2021	129,590	—	104,781	377,269	50,000	—	—	661,640

(1)	For further information about the assumptions used for the valuation of the Share Awards and Option Awards, see Note 11 to Consolidated Financial Statements elsewhere in this Annual Report.

(2)	Except with respect to Dr. Adams, amounts included in this column for each Covered Executive represent medical and other insurance and 401(k) contributions made by us.

(3)	Ms. Jenkins joined us as President, Chief Executive Officer and Director, effective September 19, 2022.

(4)	Dr. Adams retired as our chief executive officer, effective September 19, 2022. The amount reported in the salary column for 2022 is comprised of (i) payments for his services as our chief executive officer that include base salary of $591,151, nonequity incentive plan compensation of $204,575, and medical, other insurance, and 401(k) contributions made by us of 27,738 included in All Other Compensation and (ii) payments for his services as a member of our board of directors subsequent to his retirement that include fees of $14,011 in the salary column, an option award with a value of $10,450, and a restricted share unit, or RSU, award with a value of $3,580.

(5)	Mr. Patterson joined us as General Counsel in August 2021.

Narrative Disclosure to Summary Compensation Table

Compensation Philosophy and Objectives

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

Role of the Compensation Committee and Executive Officers in Setting Executive Compensation

The compensation and talent committee of our Board, or the compensation and talent committee, is responsible for determining our executives’ compensation. During the past fiscal year, after taking into consideration the six factors described above, the compensation and talent committee engaged Radford, which is part of Aon plc, as its compensation consultant. Our compensation and talent committee selected Radford based on Radford’s general reputation in the industry. The compensation and talent committee requested that Radford:

●	evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and

●	assist in refining our compensation strategy and in developing and implementing an executive compensation program to execute that strategy.

As part of its engagement, the compensation and talent committee also requested that Radford develop a group of comparator companies and to perform analyses of competitive performance and compensation levels for that group, and finally, to develop recommendations for our executive compensation program that were presented to the compensation and talent committee for its consideration. Following an active dialogue with Radford, the compensation and talent committee approved the recommendations.

Historically, the compensation and talent committee has made significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first quarter of the year. However, the compensation and talent committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the compensation and talent committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For all executives other than the chief executive officer, our compensation and talent committee typically reviews and discusses each executive’s performance and his or her proposed compensation with our chief executive officer. Based on those discussions and at its discretion, the compensation and talent committee then determines the compensation of each executive officer for approval by the board of directors. The chief executive officer may not participate in, or be present during, any deliberations or determinations of the compensation and talent committee regarding his or her compensation and his or her compensation is subjected to shareholder approval. The compensation and talent committee evaluates the chief executive officer and makes recommendations to the board of directors regarding the chief executive officer’s compensation, which is then approved by the full board of directors in its discretion. In determining the performance and compensation of all executives and directors, as part of its deliberations, the compensation and talent committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, Company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels, as well as recommendations from the committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

The compensation and talent committee also evaluates our executive compensation program in light of our shareholders’ views and our transforming business needs and expects to continue to consider the outcome of our “say on pay” votes and our shareholders’ views when making future executive compensation decisions. The compensation programs for our executives are also subject to the approval of our board of directors and in the case of our chief executive officer and directors, and certain other cases, the approval of our shareholders. For additional information regarding our executive compensation program, see “Item 10. Directors, Executive Officers and Corporate Governance—Compensation of Directors and Executive Officers.”

Executive Compensation Program

The annual compensation arrangements for our Covered Executives consist of an annual base salary and long-term incentive compensation in the form of equity awards. Our Covered Executives are also eligible to receive short-term incentive compensation in the form of annual incentive awards, which may be paid in cash or equity-based awards. We have historically emphasized the use of equity to provide incentives for our Covered Executives, to focus on the growth of our overall enterprise value and, correspondingly, to create sustainable value for our shareholders.

Annual Base Salary

We have entered into agreements with each of our Covered Executives that establish annual base salaries, which are generally reviewed and approved in the first quarter of the fiscal year by our compensation and talent committee. Annual base salaries are intended to provide a fixed component of compensation to our Covered Executives, in order to compensate our Covered Executives for the satisfactory performance of their duties, reflecting their experience, expertise, roles and responsibilities.

Base salaries for our Covered Executives have generally been set at levels deemed necessary to attract and retain individuals with superior talent. Merit-based increases to salaries are based on our chief executive officer’s assessment of the individual executive’s performance, the recommendations made by the chief executive officer and the competitive market in which we operates for talent.

The following table presents the annual base salaries earned by each of our Covered Executives during the fiscal years ended 2022 and 2021, respectively, as determined by the board of directors or compensation and talent committee, as applicable:

Name and Title	2022 Base Salary ($)	2021 Base Salary ($)
Abigail Jenkins – Chief Executive Officer(1)	156,538	—
Dr. Julian Adams – Former Chief Executive Officer(2)	591,151	550,020
Shai Lankry – Chief Financial Officer	330,000	315,000
Michele Korfin – Chief Operating and Commercial Officer	460,000	429,781
Joshua Patterson – General Counsel	400,000	129,590
Dr. Ronit Simantov – Chief Medical and Chief Scientific Officer	460,000	442,960

(1)	Ms. Jenkins’s employment with us commenced on September 19, 2022. Pursuant to the terms of Ms. Jenkins’s employment agreement dated September 18, 2022, or the Jenkins Employment Agreement, Ms. Jenkins is paid an annual base salary of $550,000.

(2)	Dr. Adams retired as our chief executive officer effective September 19, 2022.

Annual Incentive Compensation

Our Covered Executives are eligible to receive annual incentive compensation based on the satisfaction of individual and corporate performance objectives established by the Board of Directors. Each named executive office has a target annual incentive opportunity, calculated as a percentage of annual base salary, and may earn more or less than the target amount based on our Company’s and his or her individual performance. The 2022 target annual incentive opportunity for each of our Covered Executives is set forth below (other than Ms. Jenkins, who was not eligible for a 2022 bonus given the commencement of her employment with us in September 2022):

Named Executive Officer	Target Bonus % of Salary	Target Bonus ($)
Abigail Jenkins	50%	—
Dr. Julian Adams(1)	50%	275,010
Shai Lankry	35%	110,250
Michele Korfin	40%	171,912
Josh Patterson	40%	152,000
Dr. Ronit Simantov	40%	171,912

(1)	Dr. Adams retired as our chief executive officer effective September 19, 2022.

On February 8, 2023, the board of directors, upon recommendation of the compensation and talent committee, approved the annual incentives to be paid to the Covered Executives for performance in 2022 consistent with our compensation policy for executive officers and directors, which amounts are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. The board of directors determined that the corporate goals had been achieved at 82.5% of the overall target, and that as a baseline, the achievement of the corporate goals and individual goals would account for 75% and 25%, respectively, of each named executive officer’s 2022 annual incentive payout. In light of the corporate reorganization, the board of directors further determined that certain of the Covered Officers had made strong personal contributions to the Company and determined that the weighting of the annual performance bonus for such Covered Executives would be adjusted, within the parameters of the annual bonus program and in consultation with the chief executive officer, to reflect such personal contributions.

Equity-Based Awards

Our equity-based incentive awards granted to our Covered Executives are designed to align the interests of our Covered Executives with those of our shareholders. Vesting of equity awards is generally tied to each officer’s continuous service with us and serves as an additional retention measure. Our executives generally are awarded an initial new hire grant upon commencement of employment and thereafter on an annual basis, subject to the discretion of the Board or compensation and talent committee, as applicable. The equity awards described in this section are included in the “Share Awards” and “Option Awards” columns, as applicable, of the Summary Compensation Table above.

In 2022, we granted a blend of options, RSUs and restricted share unit awards to our Covered Executives. We believe this blended approach will enable us to deliver competitive equity awards and enhances the retention of key talent.

Retirement Benefits and Other Compensation

Our Covered Executives did not participate in, or otherwise receive any benefits under, any pension, retirement or deferred compensation plan sponsored by us during 2022 or 2021, except for customary 401(k) matching contribution for our U.S. based Covered Executives. Our Covered Executives are eligible to participate in our benefit programs on the same basis as all employees of our Company. We generally do not provide perquisites or personal benefits to our Covered Executives except in limited circumstances, and we did not provide any perquisites or personal benefits to our Covered Executives in 2022 or 2021.

Agreements with Our Covered Executives and Potential Payments upon Termination or Change in Control

We have entered into an employment agreement with each of our Covered Executives that provide for the basic terms of their employment, including base salary, annual incentive opportunity and equity grants, as well as certain severance and change of control benefits. Prior to Mr. Adams’ resignation on September 19, 2022, we had an employment agreement with Mr. Adams as described below. Each of our Covered Executives is employed at will and may be terminated at any time for any reason.

Abigail Jenkins

We entered into an at-will employment agreement with Ms. Jenkins on September 18, 2022. Under the terms of her employment agreement, Ms. Jenkins is eligible to receive a base salary of $550,000 with an annual target incentive opportunity of up to 50% of her annual base salary. In connection with her employment agreement, Ms. Jenkins entered into a covenant not to disclose our confidential information during her employment term and an assignment of intellectual property rights. Subject to certain conditions, Ms. Jenkins is also subject to non-competition and non-solicitation provisions during her employment term and for a period of 12 months thereafter.

Ms. Jenkins’s employment may be terminated (a) by us at any time for cause (as defined in her employment agreement), or (b) by us or Ms. Jenkins for any reason. In the event of Ms. Jenkins’ resignation for any reason or a termination by the Company without cause, the terminating party will give the other party three months’ notice of such termination; provided, however, that, in the event of such termination or resignation during the twelve-month period following a change in control, the terminating party will give the other party six months’ notice of such termination. In the event of a termination of Ms. Jenkins’ employment by the Company without cause (as defined in her employment agreement) or her resignation for any reason, she will receive her base salary in effect through the date of termination, less applicable withholdings, reimbursement for approved but unpaid business expenses through the date of termination, fully earned and declared (by the Board) annual target bonus as of the date of termination which was not paid yet, any other amount and/or entitlement owed to Ms. Jenkins pursuant to applicable law upon such termination, and, as applicable, the separation benefits described below.

Potential Payments Upon Termination or Change in Control

Upon termination of her employment not in connection with a change in control, subject to certain conditions, in addition to the payments set forth in the preceding paragraph, Ms. Jenkins is entitled to receive a lump sum payment within 30 days of the date of termination that is equal to 95% of Ms. Jenkins’ annual base salary in effect, less applicable withholdings, if such termination is by the Company without cause, or if Ms. Jenkins resigns on account of good reason (each, as defined in her employment agreement). In the event of a change in control of the Company, if Ms. Jenkins’s employment is terminated by the Company without cause, or if she resigns on account of good reason (each, as defined in Ms. Jenkins’s employment agreement), in each case within 12 months following such change in control, in addition to the payments set forth in the preceding paragraph, Ms. Jenkins will be entitled to receive: (a) a lump sum payment within 30 days of the date of such termination in an amount equal to 100% of her annual base salary in effect, less applicable withholdings, plus a special bonus equal to 80% of her annual base salary in effect, less applicable withholdings and less any severance pay-related amounts (if any) then paid, payable or accrued; and (b) any options and other equity awards of the Company that have been granted to Ms. Jenkins prior to the change in control and are outstanding as of the date of termination shall fully vest and become exercisable on such date in accordance with the terms of the applicable plans.

Dr. Julian Adams

We entered into an at-will employment agreement with Dr. Julian Adams in November 2017, which agreement has been amended from time to time. Under the terms of his amended employment agreement, Dr. Adams was eligible to receive a base salary of $570,000 with an annual target incentive opportunity of up to 50% of his annual base salary. In connection with his employment agreement, Dr. Adams entered into a covenant not to disclose our confidential information during his employment term and an assignment of intellectual property rights. Subject to certain conditions, Dr. Adams is also subject to non-competition and non-solicitation provisions during his employment term and for a period of 12 months thereafter.

Potential Payments Upon Termination or Change in Control

Upon termination of his employment, subject to certain conditions, Dr. Adams would have been entitled to (i) for a period of eight months following the date on which his employment is terminated, if such termination was by the Company without cause, or if he resigned for good reason (each, as defined in his amended employment agreement); and (ii) for a period of three months following the date termination if he resigned or was terminated for any other reason: (a) a lump-sum payment of his annual cash incentive target gross bonus (pro-rated for the portion of that year until his last day of employment), and (b) monthly payments equal to Dr. Adams’s monthly base salary as well as health insurance and disability benefit premiums.

In the event of a change in control of the Company, if Dr. Adams’s employment had been terminated by the Company without cause, or if he resigned on account of good reason in each case within 12 months following such change in control, Dr. Adams would have been entitled to a payment equal to his annual target bonus, as well as to acceleration of the vesting of all of his outstanding equity. Dr. Adams retired as Chief Executive Officer of the Company effective September 19, 2022, and received the payments and benefits described under clause (ii) of the foregoing paragraph for a voluntary resignation.

Shai Lankry

We entered into an employment agreement with Mr. Shai Lankry in April 2018 and following Mr. Lankry’s relocation to the United States on November 1, 2021, he signed a new employment agreement dated December 15, 2021, or the US Agreement. Under the terms of his US Agreement, Mr. Lankry is eligible to receive a base salary of $330,000 and an annual target incentive opportunity of 35% of his annual base salary. In addition, in 2021 Mr. Lankry was entitled to reimbursement of the expenses and fees associated with Mr. Lankry’s obtaining authorization to work in the United States and relocation expenses of up to $100,000. In connection with his employment agreement, Mr. Lankry entered into a covenant not to disclose our confidential information during his employment term and an assignment of intellectual property rights.

Potential Payments Upon Termination or Change in Control

Mr. Lankry’s employment may be terminated (i) by us at any time for cause (as defined in Mr. Lankry’s employment agreement), or (ii) by us or Mr. Lankry for any reason. In the event of a termination by the company for any reason other than for cause, the company will give Mr. Lankry six months’ notice of such termination, and in the event of Mr. Lankry’s resignation for any reason, he shall give the company one month’s notice. In addition, in the event that the Mr. Lankry is terminated by the company or a successor entity without cause prior to the six-month anniversary of a change in control of the company, Mr. Lankry will be entitled to accelerated vesting of any then unvested outstanding equity he holds.

Michele Korfin

We entered into an employment agreement with Ms. Korfin in August 2020 for an unspecified time period, with a notice period of one month. Under the terms of her employment agreement, Ms. Korfin is eligible to receive a base salary of $460,000 and an annual target incentive opportunity of 40% of her annual base salary. In connection with her employment agreement, Ms. Korfin entered into a covenant not to disclose our confidential information during her employment term and an assignment of intellectual property rights. Ms. Korfin is also subject to a non-competition provision for 18 months following a termination for cause or resignation for good reason, and for 12 months following a termination for any other reason.

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

Josh Patterson

We entered into an at-will employment agreement with Mr. Josh Patterson in July 2021, as amended on July 15, 2022. Under the terms of his agreement, Mr. Patterson is eligible to receive a base salary of $380,000 with an annual target incentive opportunity of 40% of his annual base salary. In connection with his employment agreement, Mr. Patterson entered into a covenant not to disclose our confidential information during his employment term and an assignment of intellectual property rights. Mr. Patterson is also subject to a non-competition provision for (i) a period of twelve (12) months from his last day of employment, in the event his separation from the Company arises from a termination by the Company not for cause (as defined in Mr. Patterson’s employment agreement) or a resignation by him for good reason (as defined in Mr. Patterson’s employment agreement); or (ii) a period of six (6) months from his last day of employment in the event his separation from the Company arises from any other reason.

Potential Payments Upon Termination or Change in Control

Mr. Patterson’s employment may be terminated (a) by us at any time for cause (as defined in Mr. Patterson’s employment agreement), or (b) by us or Mr. Patterson for any reason. In the event of Mr. Patterson’s termination by us without cause, we will give Mr. Patterson three months’ notice of such termination, and in the event of Mr. Patterson’s resignation for any reason, he shall give us three months’ notice. In the event of a change in control (as defined in Mr. Patterson’s employment agreement) of the Company, the terminating party agrees to provide six months’ notice of such termination to the other party. The Company shall have the right to determine whether or not Mr. Patterson will actively work during the notice period.

If Mr. Patterson’s employment is terminated without cause or Mr. Patterson terminates his employment for any reason, in either case absent a change in control or outside the change in control period, then Mr. Patterson will receive a payment equal to the sum of the base salary through the date of termination, reimbursement for approved but unpaid business expenses through the date of termination, fully earned and declared (by the board of directors of Gamida Cell Ltd.) annual target bonus (as defined in Mr. Patterson’s employment agreement) as of the date of termination which was not paid yet, any other amount and/or entitlement owed to him pursuant to applicable law upon such termination, and, if applicable, the non-compete payments as described in Mr. Patterson’s employment agreement. Specifically, if Mr. Patterson’s employment is terminated without cause or Mr. Patterson terminates his employment for good reason, in either case absent a change in control or outside the change in control period, then Mr. Patterson will be entitled to receive a non-compete payment of a single lump sum equal to 65% of his base salary within 30 days after the date of termination, less any severance pay-related amounts (if any) then paid, payable or accrued and released to or for his benefit.

In connection with a change of control (as defined in Mr. Patterson’s employment agreement), if during the change in control period, Mr. Patterson’s is terminated by us not for cause (as defined in Mr. Patterson’s employment agreement) or he resigns for good reason (as defined in Mr. Patterson’s employment agreement), then (a) we will pay Mr. Patterson an amount equal to 100% of his base salary (as defined in Mr. Patterson’s employment agreement), less applicable deductions and withholdings and any severance pay-related amounts, if any, then paid, payable or accrued and released to or for his benefit; and (b) any equity awards granted to him prior to the change of control shall fully vest and become exercisable on such date in accordance with their terms, in exchange for Mr. Patterson’s agreement to certain non-competition and non-solicitation provisions.

Dr. Ronit Simantov

We entered into an at-will employment agreement with Dr. Ronit Simantov in April 2017, as amended on July 26, 2022. Under the terms of her employment agreement, as amended, Dr. Simantov is eligible to receive a base salary of $460,000 and an annual target incentive opportunity of 35% of her annual base salary, as well as a one-time signing bonus of $50,000. In connection with her employment agreement, Dr. Simantov entered into a covenant not to disclose our confidential information during her employment term and an assignment of intellectual property rights.

Potential Payments Upon Termination or Change in Control

In connection with a change of control (as defined in Dr. Simantov’s employment agreement), if during the change in control period, Dr. Simantov is terminated by us not for cause (as defined in Dr. Simantov’s employment agreement) or she resigns for good reason (as defined in Dr. Simantov’s employment agreement), then (a) we will pay Dr. Simantov an amount equal to 100% of her base salary (as defined in Dr. Simantov’s employment agreement), less applicable deductions and withholdings and any severance pay-related amounts, if any, and (b) any equity awards granted to her prior to the change of control shall fully vest and become exercisable on such date in accordance with their terms, in exchange for Dr. Simantov’s agreement to certain non-competition and non-solicitation provisions.

If Dr. Simantov’s employment is terminated for cause, she shall receive the base salary through the date of termination (as defined in Dr. Simantov’s employment agreement), and any other amount and/or entitlement owed to her pursuant to applicable law upon such termination, as well as reimbursement for approved but unpaid business expenses through the date of termination. She will not be entitled to any other compensation, benefits or other amounts from us or otherwise upon such termination for cause.

If Dr. Simantov’s employment is terminated without cause or Dr. Simantov terminates her employment for any reason, in either case absent a change in control or outside the change in control period, then Dr. Simantov will receive a payment equal to the sum of the base salary through the date of termination, reimbursement for approved but unpaid business expenses through the date of termination, fully earned and declared (by the board of directors of the Gamida Cell Ltd.) annual target bonus (as defined in Dr. Simantov’s employment agreement) as of the date of termination which was not paid yet, any other amount and/or entitlement owed to her pursuant to applicable law upon such termination, and, if applicable, the non-compete payments as described in Dr. Simantov’s employment agreement. Specifically, if Dr. Simantov’s employment is terminated without cause or Dr. Simantov terminates her employment for good reason (as defined in Dr. Simantov’s employment agreement), she will be entitled to receive a non-compete payment of a single lump sum equal to 65% of her base salary within 30 days after the date of termination, less any severance pay-related amounts (if any) then paid, payable or accrued and released to or for her benefit.

Outstanding Equity Awards at Fiscal Year End 2022

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Abigail Jenkins(1)	—	1,000,000	2.22	September 18, 2032	—	—
Abigail Jenkins(2)	—	—	—	—	250,000	555,000
Julian Adams	60,000	—	7.50	March 2, 2027	—	—
Julian Adams	596,574	—	4.90	December 28, 2027	—	—
Julian Adams(3)	129,375	8,625	11.01	March 11, 2029	—	—
Julian Adams(4)	77,625	60,375	4.70	September 10, 2030	—	—
Julian Adams(5)	81,375	104,625	9.51	February 25, 2031	—	—
Julian Adams(6)	-	291,100	2.93	January 28, 2032	—	—
Julian Adams(7)	—	9,500	1.79	November 18, 2032	—	—
Julian Adams(8)	—	—	—	—	20,766	197,494
Julian Adams(9)	—	—	—	—	48,500	142,105
Julian Adams(10)	—	—	—	—	2,000	3,580
Shai Lankry	186,421	—	4.90	May 14, 2028	—	—
Shai Lankry(11)	35,625	2,375	11.01	March 14, 2029	—	—
Shai Lankry(12)	26,125	11,875	4.70	February 24, 2030	—	—
Shai Lankry(13)	27,147	34,095	9.51	February 25, 2031	—	—
Shai Lankry(14)	—	92,400	2.93	January 27, 2032	—	—
Shai Lankry(15)	—	—	—	—	6,896	98,371
Shai Lankry(16)	—	—	—	—	28,481	135,284
Shai Lankry(9)	—	—	—	—	15,400	45,122
Shai Lankry(17)	—	—	—	—	13,800	80,868
Michele Korfin(18)	281,250	218,750	4.36	August 31, 2030	—	—
Michele Korfin(13)	8,814	11,333	9.51	February 25, 2031	—	—
Michele Korfin(14)	—	125,000	2.93	January 27, 2032	—	—
Michele Korfin(17)	—	—	—	—	21,500	125,990
Michele Korfin(9)	—	—	—	—	20,800	60,944
Michele Korfin(15)	—	—	—	—	2,239	31,242
Michele Korfin(16)	—	—	—	—	50,012	230,840
Ronit Simantov	186,574	—	4.90	November 16, 2027	—	—
Ronit Simantov(11)	46,312	3,088	11.01	March 11, 2029	—	—
Ronit Simantov(12)	33,687	15,313	4.70	February 24, 2030	—	—
Ronit Simantov(13)	23,625	30,375	9.51	February 25, 2031	—	—
Ronit Simantov(14)	—	79,700	2.93	January 27, 2032	—	—
Ronit Simantov(9)	—	—	—	—	13,300	38,969
Ronit Simantov(17)	—	—	—	—	19,400	113,684
Ronit Simantov(8)	—	—	—	—	6,000	85,590
Ronit Simantov(16)	—	—	—	—	45,102	214,233
Josh Patterson(18)	54,687	120,313	3.80	October 6, 2031
Josh Patterson(14)	—	77,900	2.93	January 27, 2032
Josh Patterson(19)	—	—	—	—	20,000	109,623
Josh Patterson(17)	—	—	—	—	19,000	111,340
Josh Patterson(9)	—	—	—	—	13,000	38,090

(1)	One fourth (1/4th) of the shares subject to the option award vested on September 19, 2023, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(2)	The restricted stock unit award shall vest in three equal annual installments on September 19, 2023, September 19, 2024, and September 19, 2025, subject to the officer’s continuous service through such vesting date.

(3)	One fourth (1/4th) of the shares subject to the option award vested on March 13, 2020, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the individual’s continuous service through such vesting date.

(4)	One fourth (1/4th) of the shares subject to the option award vested on September 10, 2021, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the individual’s continuous service through such vesting date.

(5)	One fourth (1/4th) of the shares subject to the option award shall vest on February 25, 2022, and one twelfth (1/12th) of the remaining shares subject to the option award shall vest in equal quarterly installments thereafter, subject to the individual’s continuous service through such vesting date.

(6)	One fourth (1/4th) of the shares subject to the option award shall vest on January 28, 2023, and one twelfth (1/12th) of the remaining shares subject to the option award shall vest in equal quarterly installments thereafter, subject to the individual’s continuous service through such vesting date.

(7)	The option vests in equal quarterly installments over a twelve-month period, with the first such installment vesting on February 11, 2023, subject to the individual’s continuous service through each such vesting date.

(8)	The restricted shares shall vest in three equal annual installments on February 25, 2022, February 25, 2023, and February 25, 2024, subject to the individual’s continuous service through each such vesting date.

(9)	The RSU award shall vest in three equal annual installments on January 28, 2023, January 28, 2024, and January 28, 2025, subject to the individual’s continuous service through each such vesting date.

(10)	The RSU will vest on in equal quarterly installments over a twelve-month period, with the first such installment vesting on February 11, 2023, subject to the individual’s continuous service through such vesting date.

(11)	One fourth (1/4th) of the shares subject to the option award vested on March 13, 2020, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(12)	One fourth (1/4th) of the shares subject to the option award vested on February 24, 2021, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(13)	One fourth (1/4th) of the shares subject to the option award vested on February 25, 2022, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(14)	One fourth (1/4th) of the shares subject to the option award vested on January 28, 2023, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(15)	The restricted shares shall vest in three equal annual installments on February 25, 2022, February 25, 2023, and February 25, 2024, subject to the officer’s continuous service through such vesting date.

(16)	20% of the restricted shares shall vest upon the omidubicel BLA acceptance, an additional 30% of the restricted shares shall vest upon BLA approval, and the remaining 50% shall vest on the one-year anniversary of the BLA approval; provided, in each case, that such applicable vesting event actually occurs (which is uncertain and not assured) and subject to the officer’s continuous service through such vesting date.

(17)	The restricted shares shall vest in one annual installment on December 31, 2023 subject to the officer’s continuous service through such vesting date.

(18)	One fourth (1/4th) of the shares subject to the option award vested on August 30, 2022, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(19)	The restricted shares shall vest in three equal annual installments on August 30, 2022, August 30, 2023, and August 30, 2024, subject to the officer’s continuous service through such vesting date.

Securities authorized for issuance under equity compensation plans.

The following table summarizes our equity compensation plan information as of December 31, 2022. Information is included for equity compensation plans approved by our shareholders. We do not have any equity compensation plans not approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	7,276,771	4.70	1,169,694
Equity compensation plans not approved by shareholders	—	—	—
Total	7,276,771	4.70	1,169,694

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

2014 Israeli Share Incentive Plan

In November 2014 and December 2014, respectively, our board of directors adopted and our shareholders approved our 2014 Israeli Share Incentive Plan, or the 2014 Plan. The 2014 Plan replaced our 2003 Plan. We are no longer granting options under the 2014 Plan because it was superseded by our 2017 Share Incentive Plan, or the 2017 Plan, although previously granted awards remain outstanding. As of December 31, 2022, no options are outstanding under the 2014 Plan.

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

In the event of a merger, acquisition or reorganization of our Company, or a sale of all, or substantially all, of our shares or assets or other transaction having a similar effect on us, then without the consent of the option holder, our board of directors or its designated committee, as applicable, may but is not required to (i) cause any outstanding options to be assumed or an equivalent award to be substituted by such successor corporation, or (ii) in case the successor corporation does not assume or substitute the award (a) if provided for in the relevant option agreement — all unvested options of the applicable grantee shall become vested and such grantee shall have the right to exercise such options in connection with such transaction or (b) cancel the options and substitute for any other type of asset or property determined by the Board or the committee as fair under the circumstances.

2017 Share Incentive Plan

In January 2017 and February 2017, respectively, our board of directors adopted and our shareholders approved our 2017 Plan. The 2017 Plan replaced our 2014 Plan. We are no longer granting options under the 2014 Plan because it was superseded by the 2017 Plan, although previously granted awards remain outstanding. As of December 31, 2021, we had options to purchase 4,925,619 ordinary shares outstanding under the 2017 Plan with a weighted-average exercise price of $5.38. On February 25, 2021 and November 17, 2021, our board of directors and shareholders, respectively, approved an amendment and restatement of the 2017 Plan.

As of December 31, 2022, our amended and restated 2017 Plan had up to 1,169,694 ordinary shares available for issuance. The amended and restated 2017 Plan also contains an “evergreen” provision, which provides for an automatic allotment of ordinary shares to be added every year to the pool of ordinary shares available for grant under the 2017 Plan. Under the evergreen provision, on January 1 of each year (beginning January 1, 2022), the number of ordinary shares available under the 2017 Plan automatically increases by the lesser of the following: (i) 4% of our outstanding ordinary shares on the last day of the immediately preceding year; and (ii) an amount determined in advance of January 1 by the board.

The 2017 Plan provides for the grant of awards, including options, restricted shares and RSUs, to our and our affiliates’ directors, employees, officers, consultants, advisors, and any other person whose services are considered valuable to us or our affiliates, to increase their efforts on our and our affiliates’ behalf, and to promote the success of our business by providing them with opportunities to acquire a proprietary interest in us.

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

In the event of a merger or consolidation of our Company, or a sale of all, or substantially all, of our shares or assets or other transaction having a similar effect on us, or liquidation or dissolution, or such other transaction or circumstances that the board of directors determines to be a relevant transaction, then without the consent of the grantee, our board of directors or its designated committee, as applicable, may but is not required to (i) cause any outstanding award to be assumed or substituted by such successor corporation, or (ii) regardless of whether or not the successor corporation assumes or substitutes the award (a) provide the grantee with the option to exercise the award as to all or part of the shares, and may provide for an acceleration of vesting of unvested awards, or (b) cancel the award and pay in cash, shares of us, the acquirer or other corporation which is a party to such transaction or other property as determined by the board of directors or the committee as fair in the circumstances. Notwithstanding the foregoing, our board of directors or its designated committee may upon such event amend, modify or terminate the terms of any award as the board of directors or the committee shall deem, in good faith, appropriate.

As of December 31, 2022, outstanding awards under our Equity Incentive Plans totaled 7,276,771 ordinary shares and 1,169,694 ordinary shares remained available for grant. Of the 1,126,743 outstanding restricted share awards, 372,846 shares were vested as of December 31, 2022. Of the 6,133,903 outstanding options, options to purchase 4,826,379 ordinary shares were vested as of December 31, 2022, with a weighted average exercise price of $3.84 per share, and will expire between January 18, 2022 and November 18, 2032.

Non-Employee Director Compensation

Director Compensation Table

The following table shows for the fiscal year ended December 31, 2022 certain information with respect to the compensation of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Share Awards ($)	Option Awards ($)	Total ($)
Robert I. Blum(1)	67,500	21,465	5,521	94,486
Julian Adams(2)	—	—	—	—
Anat Cohen-Dayag(3)	52,829	21,842	7,628	82,299
Ofer Gonen(4)	24,608	—	—	24,608
Naama Halevi Davidov(5)	46,208	23,120	7,659	76,987
Kenneth I. Moch(6)	65,000	16,313	5,521	86,834
Shawn C. Tomasello(7)	50,000	16,313	5,521	71,834
Stephen T. Wills(8)	65,000	15,182	5,521	85,703
Ivan Borrello(9)	27,917	14,937	5,045	47,899

(1)	Mr. Blum resigned from the board of directors on March 17, 2023. He was awarded (i) 2,000 restricted shares and (ii) options to purchase 12,500 ordinary shares. This option vests in equal quarterly installments over a twelve-month period commencing on November 1, 2021, subject to the continued service as of the applicable vesting date. In aggregate, Mr. Blum had 54,000 restricted shares and no options to purchase ordinary shares outstanding as of December 31, 2022.

(2)	Dr. Adams served as our chief executive officer until his retirement on September 19, 2022. Compensation that Dr. Adams received during fiscal year 2022 for his service as a director is included above in the Summary Compensation Table.

(3)	Dr. Cohen-Dayag was appointed to the board of directors on January 28, 2022 and resigned from our board of directors on March 15, 2023. Dr. Cohen-Dayag was awarded (i) 6,000 restricted shares and (ii) options to purchase 9,500 ordinary shares. This option vests in equal quarterly installments over a twelve-month period commencing on November 1, 2022, subject to the continued service as of the applicable vesting date. In aggregate, Dr. Cohen-Dayag held 4,000 restricted shares and no options to purchase ordinary shares outstanding as of December 31, 2022.

(4)	Mr. Gonen resigned from the board of directors on June 9, 2022 and did not exercise any options to purchase ordinary shares prior to their expiration. In addition, the restricted shares and options to purchase ordinary shares reflected in this line were awarded directly to Clal Biotechnology Industries Ltd. Mr. Gonen is the chief executive officers of Call Biotechnology Industries Ltd. and disclaims ownership in these shares and options.

(5)	Dr. Halevi Davidov was appointed to the board of directors on January 27, 2022 and resigned from the board of directors on March 16, 2023. Dr. Halevi Davidov was awarded (i) 6,000 restricted shares and (ii) options to purchase 9,500 ordinary shares. This option vests in equal quarterly installments over a twelve-month period commencing on November 1, 2022, subject to the continued service as of the applicable vesting date. In aggregate, Dr. Halevi Davidov had 4,000 restricted shares and no options to purchase ordinary shares outstanding as of December 31, 2022.

(6)	Mr. Moch was awarded (i) 2,000 restricted shares and (ii) options to purchase 9,500 ordinary shares. This option vests in equal quarterly installments over a twelve-month period commencing on November 1, 2021, subject to the continued service as of the applicable vesting date. In aggregate, Mr. Moch had 4,000 restricted shares and no options to purchase ordinary shares outstanding as of December 31, 2022.

(7)	Ms. Tomasello was awarded (i) 2,000 restricted shares and (ii) options to purchase 9,500 ordinary shares. This option vests in equal quarterly installments over a twelve-month period commencing on November 1, 2021, subject to the continued service as of the applicable vesting date. In aggregate, Ms. Tomasello had 13,677 restricted shares and no options to purchase ordinary shares outstanding as of December 31, 2022.

(8)	Mr. Wills was awarded (i) 2,000 restricted shares and (ii) options to purchase 9,500 ordinary shares. This option vests in equal quarterly installments over a twelve-month period commencing on November 1, 2021, subject to the continued service as of the applicable vesting date. In aggregate, Mr. Wills had 13,677 restricted shares and no options to purchase ordinary shares outstanding as of December 31, 2022.

(9)	Dr. Borrello was appointed to the board of directors on June 9, 2022. Dr. Borrello was awarded (i) 6,000 restricted shares and (ii) options to purchase 9,500 ordinary shares. This option vests in equal quarterly installments over a twelve-month period commencing on November 1, 2022, subject to the continued service as of the applicable vesting date. In aggregate, Dr. Borrello had 4,000 restricted shares and no options to purchase ordinary shares outstanding as of December 31, 2022.

Narrative Disclosure to Director Compensation Table

For the fiscal year ended December 31, 2022, each of our non-executive directors was entitled to the following payments, paid in arrears, in quarterly installments: (i) an annual fee of $40,000 plus VAT, if applicable; (ii) for audit committee or compensation committee, or compliance committee membership, an additional annual fee of $10,000 plus VAT, if applicable; (iii) for nominating and corporate governance committee members, an additional annual fee of $4,000 plus VAT, if applicable; (iv) for chairmanship of the board of directors an additional annual fee of $20,000 plus VAT, if applicable; (v) for each chairmanship of the audit committee, the compensation committee, and the compliance committee, an additional annual fee of $5,000 plus VAT, if applicable; and (vi) for chairmanship of the nominating and corporate governance committee, an additional annual fee of $3,500 plus VAT, if applicable. In addition, each of our non-executive directors, other than the current chairman of the board of directors, was entitled to receive an initial grant (upon his or her first appointment to election to the board of directors) of 4,000 of our restricted ordinary shares and options to purchase 19,000 of our ordinary shares, and an annual grant of 2,000 of our restricted ordinary shares and options to purchase 9,500 of our ordinary shares, and the current chairman of the board of directors was entitled to receive an annual grant of 2,000 of our restricted ordinary shares and options to purchase 12,500 of our ordinary shares.

Compensation and talent committee

Compensation Committee Interlocks and Insider Participation

Under the Companies Law, the board of directors of any public company must appoint a compensation committee. Our compensation and talent committee, which consists of Stephen T. Wills, Kenneth I. Moch and Shawn C. Tomasello, assists our board of directors in determining compensation for our directors and officers. Mr. Moch serves as Chairman of the committee. Our board of directors has determined that each member of our compensation and talent committee is independent under the Nasdaq Rules, including the additional independence requirements applicable to the members of a compensation committee. None of the members of the compensation and talent committee are currently, or have been at any time, one of our executive officers or employees.

In accordance with the Companies Law, the roles of the compensation and talent committee are, among others, as follows:

●	making recommendations to the board of directors with respect to the approval of the compensation policy for office holders and, once every three years, regarding any extensions to a compensation policy that was adopted for a period of more than three years;

●	reviewing the implementation of the compensation policy and periodically making recommendations to the board of directors with respect to any amendments or updates to the compensation policy;

●	resolving whether or not to approve arrangements with respect to the terms of office and employment of office holders; and

●	exempting, under certain circumstances, a transaction with our chief executive officer from the approval of the general meeting of our shareholders.

●	Our board of directors has adopted a compensation committee charter setting forth the responsibilities of the committee consistent with the Nasdaq Listing Rules, which include among others:

●	recommending a compensation policy to our board of Directors for its approval, in accordance with the requirements of the Companies Law, as well as making recommendations to the board of directors with respect to other compensation policies, incentive-based compensation plans and share-based compensation plans, overseeing the development and implementation of such policies and recommending to our board of directors any amendments or modifications that the committee deems appropriate, including as required under the Companies Law;

●	reviewing and approving the granting of options and other incentive awards to the chief executive officer and other executive officers, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers, and evaluating their performance in light of such goals and objectives;

●	approving and exempting certain transactions regarding office holders’ compensation pursuant to the Companies Law; and

●	administering our share-based compensation plans, including without limitation, approving the adoption of such plans, amending and interpreting such plans and the awards and agreements issued pursuant thereto, and making awards to eligible persons under the plans and determining the terms of such awards.

Compensation Committee Report

Gamida Cell’s compensation and talent committee has reviewed and discussed the compensation discussion and analysis with our management and, based on the review and discussions recommended the board of directors that the compensation discussion and analysis be included in this annual report

The compensation and talent committee consists of Stephen T. Wills, Kenneth I. Moch and Shawn C. Tomasello.

In general, under the Companies Law, a public company must have a compensation policy approved by the board of directors after receiving and considering the recommendations of the compensation committee. In addition, our compensation policy must be approved at least once every three years, first, by our board of directors, upon recommendation of our compensation and talent committee, and second, by a simple majority of the ordinary shares present, in person or by proxy, and voting at a shareholders meeting, provided that either:

●	such majority includes at least a majority of the shares held by shareholders who are not controlling shareholders and shareholders who do not have a personal interest in such compensation arrangement and who are present and voting (excluding abstentions); or

●	the total number of shares of non-controlling shareholders and shareholders who do not have a personal interest in the compensation arrangement and who vote against the arrangement, does not exceed 2% of our aggregate voting rights.

We refer to this as the Special Approval for Compensation. Under the Companies Law, subject to certain conditions, the board of directors may ratify the compensation policy even if it is not ratified by the shareholders.

Pursuant to the Companies Law, under special circumstances, the board of directors may approve the compensation policy despite the objection of the shareholders on the condition that the compensation committee and then the board of directors decide, on the basis of detailed grounds and after discussing again the compensation policy, that approval of the compensation policy, despite the objection of the shareholders, is for our benefit.

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

The compensation policy must serve as the basis for decisions concerning the financial terms of employment or engagement of office holders, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must be determined and later reevaluated according to certain factors, including: the advancement of the company’s objectives, business plan and long-term strategy; the creation of appropriate incentives for office holders, while considering, among other things, the company’s size, the nature of its operations and risk management policy; and, with respect to variable compensation, the contribution of the office holder towards the achievement of the company’s long-term goals and the maximization of its profits, all with a long-term objective and according to the position of the office holder. The compensation policy must furthermore consider the following additional factors:

●	the education, skills, experience, expertise and accomplishments of the relevant office holder;

●	the office holder’s position, responsibilities and prior compensation agreements with him or her;

●	the ratio between the cost of the terms of employment of an office holder and the cost of the employment of other employees of the company, including employees employed through contractors who provide services to the company, in particular the ratio between such cost to the average and median salary of such employees of the company, as well as the impact of disparities between them on the work relationships in the company;

●	if the terms of employment include variable components — the possibility of reducing variable components at the discretion of the board of directors and the possibility of setting a limit on the value of non-cash variable share-based components; and

●	if the terms of employment include severance compensation — the term of employment or office of the office holder, the terms of his or her compensation during such period, the company’s performance during such period, his or her individual contribution to the achievement of the company goals and the maximization of its profits and the circumstances under which he or she is leaving the company.

The compensation policy must also include, inter alia, with regards to variable components:

●	with the exception of office holders who report directly to the chief executive officer, determining the variable components on long-term performance basis and on measurable criteria; however, the company may determine that an immaterial part of the variable components of an office holder’s compensation package shall be awarded based on non-measurable criteria, if such amount is not higher than three months’ salary per annum, while taking into account such office holder’s contribution to the company;

●	the ratio between variable and fixed components, as well as the limit of the values of variable components at the time of their payment, or in the case of share-based compensation, at the time of grant;

●	a condition under which the office holder will return to the company, according to conditions to be set forth in the compensation policy, any amounts paid as part of his or her terms of employment, if such amounts were paid based on information later to be discovered to be wrong, and such information was restated in the company’s financial statements;

●	the minimum holding or vesting period of variable share-based components to be set in the terms of office or employment, as applicable, while taking into consideration long-term incentives; and

●	a limit to retirement grants.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding the ownership of our ordinary shares as of March 15, 2023 by: (i) each director and nominee for director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares. Beneficial ownership, for purposes of this table, includes options and warrants to purchase ordinary shares that are either currently exercisable or will be exercisable within 60 days of March 15, 2023.

Unless otherwise noted below, the address of each shareholder, director and executive officer is c/o Gamida Cell Ltd., 116 Huntington Avenue, 7th Floor, Boston, Massachusetts 02116.

	As of March 15, 2023(1)
	Ordinary Shares	%
Holders of more than 5% of our voting securities:
Access Industries(2)	9,742,857	12.0%
Highbridge Capital Management, LLC and certain related entities(3)	8,909,789	9.9%
Fidelity Management & Research(4)	6,924,676	8.5%
Community Master Fund, LP(5)	5,040,329	6.2%
Novartis Pharma AG(6)	4,336,759	5.3%
Directors and executive officers who are not 5% holders:
Abigail Jenkins	16,129	*
Shai Lankry	356,400	*
Michele Korfin	423,494	*
Ronit Simantov	382,607	*
Josh Patterson	123,258	*
Robert I. Blum	130,750	*
Anat Cohen-Dayag	23,000	*
Julian Adams	1,106,313	*
Naama Halevi Davidov	23,000	*
Kenneth I. Moch	67,475	*
Shawn C. Tomasello	55,927	*
Stephen Wills	55,927	*
Ivan Borrello	14,250	*
All directors and executive officers as a group (13 persons)(7)	2,755,530	3.4%

*	Indicates beneficial ownership of less than 1% of the total ordinary shares outstanding.

(1)	The percentages shown are based on 81,088,076 ordinary shares issued and outstanding as of March 15, 2023.

(2)	The information shown is as of November 14, 2022 and is based on a Schedule 13D/A filed on November 15, 2022. Consists of: (i) 1,507,369 ordinary shares held by Clal Biotechnology Industries Ltd., or CBI; (ii) 1,374,377 ordinary shares held by Bio Medical Investment (1997) Ltd., or Bio Medical, a wholly owned subsidiary of CBI; (iii) 3,750,000 ordinary shares by AI Gamida Holdings LLC and (iv) 3,111,111 ordinary shares held by AI biotechnology LLC. Clal Industries Ltd. owns 47% of the outstanding shares of, and controls, CBI. Clal Industries Ltd. is wholly owned by Access AI Ltd., which is owned by AI Diversified Holdings S.à r.l., which is owned by AI Diversified Parent S.à r.l., which is owned by AI Diversified Holdings Limited (“AIDH Limited”). AIDH Limited is controlled by AI SMS L.P (“AI SMS”). Access Industries Holdings LLC (“AIH”) owns a majority of the equity of AI SMS, and Access Industries, LLC (“LLC”), holds a majority of the outstanding voting interests in AIH. Access Industries Management, LLC (“AIM”) controls LLC and AIH, and Len Blavatnik controls AIM. AIM controls AIH LLC and Len Blavatnik controls AIM. The address of each of Clal Industries Ltd., CBI and Bio Medical is the Triangular Tower, 3 Azrieli Center, Tel Aviv 67023, Israel and the address of each of foregoing other than Bio Medical, CBI, and Clal Industries Ltd. is 730 Fifth Avenue, 20th Floor, New York, NY 10019.

(3)	Consists of 2,631,252 outstanding ordinary shares and 6,278,537 ordinary shares issuable within 60 days of March 15, 2023 upon exchange of the 2022 Note and the 2021 Notes. Highbridge Tactical Credit Master Fund, L.P. holds the 2022 Note with an outstanding principal amount of $19,000,000 and the 2021 Notes with an outstanding principal amount of $44,800,000, each of which is exchangeable for ordinary shares within 60 days of March 15, 2023, subject to certain conditions. Highbridge Convertible Dislocation Fund, L.P. also holds a 2021 Note with an outstanding principal amount of $30,200,000 which is exchangeable for ordinary shares within 60 days of March 15, 2023, subject to certain conditions. Highbridge Capital Management, LLC is the trading manager of Highbridge Convertible Dislocation Fund, L.P. and Highbridge Tactical Credit Master Fund, L.P. Each of Highbridge Convertible Dislocation Fund, L.P. and Highbridge Tactical Credit Master Fund, L.P. disclaims beneficial ownership over these shares. The address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, NY 10172, and the address of each of Highbridge Convertible Dislocation Fund, L.P. and Highbridge Tactical Credit Master Fund, L.P. is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman KY1-1104, Cayman Islands. No ordinary shares may be issued pursuant to the 2021 Notes or the 2022 Note to the extent such issuance would result in the holder and its affiliates, together with any other persons whose beneficial ownership would be aggregated for purposes of Section 13(d) of the Exchange Act or any group of which any such person is a member, beneficially owning in excess of 9.9% of the ordinary shares outstanding.

(4)	The principal address of Fidelity Management & Research is 245 Summer Street, Boston, Massachusetts 02210. This information is based solely on the information reported on the Schedule 13G/A filed on February 9, 2023 by FMR LLC.

(5)	Community US Fund Management, Inc., a Delaware corporation, or the Firm is the investment manager to Community Master Fund, L.P., a Cayman Islands exempted limited partnership, or the Master Fund. As of December 31, 2022, the Firm, as the investment manager to Master Fund, may be deemed to beneficially own an aggregate of 5,250,000 ordinary shares. The business address of such holder is 6446 Drexel Avenue, Los Angeles, California 90048.

(6)	This information is based solely on the Schedule 13D/A filed by Novartis Pharma AG on March 3, 2023. The ordinary shares are held by Novartis Pharma AG. Novartis Pharma AG is a wholly-owned direct subsidiary of Novartis AG. Novartis AG, as the publicly owned parent company of Novartis Pharma AG, may be deemed to beneficially own an aggregate of 4,336,759 ordinary shares held directly by Novartis Pharma AG. The address of Novartis AG is Lichtstrasse 35, CH-4056 Basel, Switzerland.

(7)	Consists of options to purchase 2,440,347 ordinary shares, which are currently exercisable or will become exercisable within 60 days of March 15, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred. The following is a description of material transactions, or series of related material transactions since January 1, 2021, to which we were or will be a party and in which the other parties included or will include our directors, executive officers, holders of more than 10% of our voting securities or any member of the immediate family of any of the foregoing persons.

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

Agreements and Arrangements with Directors and Executive Officers

Each of our non-executive directors is entitled to the following payments, which are paid in arrears, in quarterly installments: (i) an annual fee of $40,000 plus VAT, if applicable, (ii) for audit committee or compensation committee membership, an additional annual fee of $10,000 plus VAT, if applicable, (iii) for nominating and corporate governance committee members, an additional annual fee of $4,000 plus VAT, if applicable, (iv) for chairmanship of the board of directors an additional annual fee of $60,000 plus VAT, if applicable, (v) for each chairmanship of the audit committee and the compensation committee, an additional annual fee of $5,000 plus VAT, if applicable and (vi) for chairmanship of the nominating and corporate governance committee, an additional annual fee of $3,500 plus VAT, if applicable. In addition, each of the our non-executive directors, other than the current chairman of the board of directors, shall be entitled to receive an initial grant (upon his or her first appointment to election to the Board) of 4,000 restricted ordinary shares of the Company and options to purchase 19,000 ordinary shares of the Company, and an annual grant of 2,000 of our restricted ordinary shares and options to purchase 9,500 of our ordinary shares, and the current chairman of the board of directors shall be entitled to receive an annual grant of 2,000 of our restricted ordinary shares and options to purchase 12,500 of our ordinary shares.

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

Options and Restricted Share Awards

Since our inception, we have granted options to purchase our ordinary shares and/or restricted share awards to our officers and certain of our directors. Such agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions. We describe our equity incentive plans under “Item 11.-Executive Compensation-Additional Narrative Disclosure.” If the relationship between us and an executive officer or a director is terminated, except for cause (as defined in the equity incentive plans), all options that are vested will generally remain exercisable for ninety days after such termination.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We paid the following fees for professional services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, located at Tel-Aviv, Israel, Auditor firm ID: 1281, an independent registered public accounting firm for the years ended December 31, 2022 and 2021:

	2022	2021
	(US$ in thousands)	(US$ in thousands)
Audit Fees(1)	370	365
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	8
All Other Fees(4)	-	-
Total	370	373

(1)	Audit fees are the aggregate fees billed for the audit of our annual financial statements, quarterly review, statutory audits, issuance of consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees would be assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under item (1).

(3)	Tax fees relate to tax compliance, planning and advice.

(4)	All other fees would be fees billed for services provided by our independent registered public accounting firm, with respect to government incentives and other matters.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee provides assistance to our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our audit committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. Our audit committee has authorized all auditing and non-auditing services provided by Kost Forer Gabbay & Kasierer during 2022 and 2021 and the fees paid for such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:

(1)	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-30.

(2)	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Association of the Registrant, as currently in effect					*
3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006	F-1	333-227601	3.4	9/28/2018
4.1	Description of Securities					*
10.1	Form of Indemnification Agreement	10-K	001-38716	10.1	3/24/2022
10.2	Employee Share and Option Plan (1998)	F-1	333-227601	10.2	9/28/2018
10.3	Stock Option Plan (1999)	F-1	333-227601	10.3	9/28/2018
10.4	2003 Israeli Share Option Plan	F-1	333-227601	10.4	9/28/2018
10.5	2014 Israeli Share Option Plan	F-1	333-227601	10.5	9/28/2018
10.6	2017 Share Incentive Plan, as amended	10-K	001-38716	10.6	3/24/2022
10.7	Lease Agreement, dated December 13, 2017, by and between the Registrant and Y.D.B. Investments Ltd. (unofficial English translation from Hebrew original)	F-1	333-227601	10.10	9/28/2018
10.8	Lease Agreement, dated March 14, 2000, as amended on June 5, 2000 and May 30, 2010, by and between the Registrant and Traub Group Investments Ltd. (formerly P.P.D. Diamonds Ltd.) (unofficial English translation from Hebrew original)	F-1	333-227601	10.11	9/28/2018
10.9	Form of Letter Agreement re: Information Rights	F-1/A	333-227601	10.12	10/17/2018
10.10	Gamida Cell Ltd. Compensation Policy, as amended	20-F	001-38716	4.9	3/09/2021
10.11	Indenture dated February 16, 2021, by and among Gamida Cell Inc., Gamida Cell Ltd. and Wilmington Savings Fund Society, FSB	6-K	001-38716	4.1	2/16/2021
10.12	Form of Exchangeable Senior Note (included as an exhibit to Exhibit 4.13)	6-K	001-38716	4.2	2/16/2021
10.13	Registration Rights Agreement dated February 16, 2021, by and among Gamida Cell Inc., Gamida Cell Ltd., Highbridge Convertible Dislocation Fund, L.P., and Highbridge Tactical Credit Master Fund, L.P.	6-K	001-38716	10.2	2/16/2021
10.14	Open Market Sale Agreement dated September 10, 2021, by and among Gamida Cell Ltd. and Jefferies LLC	F-3	333-259472	1.2	9/13/2021
10.15	Loan and Security Agreement, dated December 12, 2022 by and among Gamida Cell Ltd., Gamida Cell Inc., Wilmington Savings Fund Society, FSB, as collateral agent and administrative Agent, Highbridge Tactical Credit Master Fund, L.P. and the other lenders listed on Schedule 1.1 thereto	8-K	001-38716	10.1	12/12/2022
10.16	Form of 7.5% First Lien Secured Note due 2024	8-K	001-38716	10.2	12/12/2022
10.17	Registration Rights Agreement, dated December 12, 2022 by and among Gamida Cell Ltd., Gamida Cell Inc., and the entities listed on the signature pages thereto	8-K	001-38716	10.3	12/12/2022
10.18	Employment Agreement, dated September 18, 2022, by and between Gamida Cell Inc. and Abigail Jenkins	8-K	001-38716	10.1	9/19/2022

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.19	Employment Agreement, dated December 15, 2021, by and between Gamida Cell Inc. and Shai Lankry	10-K	001-38716	10.16	3/24/2022
10.20	Employment Agreement, dated July 20, 2020, by and between Gamida Cell Inc. and Michele Korfin	10-K	001-38716	10.17	3/24/2022
10.21	Employment Agreement, dated April 30, 2017, by and between Gamida Cell Inc. and Ronit Simantov	10-K	001-38716	10.18	3/24/2022
10.22	Amendment to Employment Agreement, dated July 26, 2022 by and between Gamida Cell Inc. and Ronit Simantov					*
10.23	Employment Agreement, dated July 15, 2021, by and between Gamida Cell, Inc. and Josh Patterson					*
10.24	Amendment to Employment Agreement, dated July 15, 2022 by and between Gamida Cell Inc. and Josh Patterson					*
21.1	Subsidiaries of the Registrant	F-1	333-227601	21.1	9/28/2018
23.1	Consent of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, Independent Registered Accounting Firm					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2023

Gamida Cell Ltd.

By:	/s/ Abigail Jenkins
Abigail Jenkins
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shai Lankry
Shai Lankry
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned officers and directors of Gamida Cell Ltd., hereby constitutes and appoints Abigail Jenkins and Shai Lankry, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 2023 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Abigail Jenkins	President, Chief Executive Officer and Director	March 31, 2023
Abigail Jenkins	(Principal Executive Officer)

/s/ Shai Lankry	Chief Financial Officer	March 31, 2023
Shai Lankry	(Principal Financial and Accounting Officer)

/s/ Shawn Tomasello	Chairman of the Board of Directors	March 31, 2023
Shawn Tomasello

/s/ Ivan Borrello	Director	March 31, 2023
Ivan Borrello

/s/ Julian Adams	Director	March 31, 2023
Julian Adams

/s/ Kenneth I. Moch	Director	March 31, 2023
Kenneth I. Moch

/s/ Stephen T. Wills	Director	March 31, 2023
Stephen T. Wills

Gamida Cell ltd. and its subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Gamida Cell ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gamida Cell Ltd. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Tel-Aviv, Israel
March 31, 2023

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$64,657	$55,892
Marketable securities	-	40,034
Prepaid expenses and other current assets	1,889	2,688

Total current assets	66,546	98,614

NON-CURRENT ASSETS:
Restricted deposits	3,668	3,961
Property, plant and equipment, net	44,319	35,180
Operating lease right-of-use assets	7,024	7,236
Severance pay fund	1,703	2,148
Other long-term assets	1,513	1,647

Total non-current assets	58,227	50,172

Total assets	$124,773	$148,786

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$6,384	$8,272
Employees and payroll accruals	5,300	4,957
Operating lease liabilities	2,648	2,699
Accrued interest of convertible senior notes	1,652	1,640
Accrued expenses and current liabilities	8,891	7,865

	24,875	25,433

NON-CURRENT LIABILITIES:
Convertible senior notes, net	96,450	71,417
Accrued severance pay	1,914	2,396
Long-term operating lease liabilities	4,867	5,603
Other long-term liabilities	4,690	-

Total non-current liabilities	107,921	79,416

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT):
Ordinary shares of NIS 0.01 par value - Authorized: 150,000,000 shares at December 31, 2022 and 2021; Issued: 74,703,030 and 59,970,389 shares at December 31, 2022 and 2021, respectively; Outstanding: 74,583,026 and 59,970,389 shares at December 31, 2022 and 2021, respectively	211	169
Treasury ordinary shares of NIS 0.01 par value; 120,004 and 0 shares at December 31, 2022 and 2021, respectively	*	-
Additional paid-in capital	408,598	381,225
Accumulated deficit	(416,832)	(337,457)

Total shareholders’ equity (deficit)	(8,023)	43,937

Total liabilities and shareholders’ equity	$124,773	$148,786

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2022	2021

Research and development expenses, net	$42,692	$50,177
Commercial expenses	12,900	20,013
General and administrative expenses	19,401	16,977

Total operating loss	74,993	87,167

Financial expenses, net	4,382	2,626

Loss	$79,375	$89,793

Net loss per share attributable to ordinary shareholders, basic and diluted	$1.24	$1.52

Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	63,826,295	59,246,803

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share and per share data)

	Ordinary shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	shares	deficit	equity (deficit)

Balance as of January 1, 2021	59,000,153	$166	$376,369	$-	$(247,664)	$128,871

Loss	-	-	-	-	(89,793)	(89,793)
Grant of restricted shares	531,477	2	(2)	-	-	-
Exercise of options	438,759	1	625	-	-	626
Share-based compensation	-	-	4,233	-	-	4,233

Balance as of December 31, 2021	59,970,389	169	381,225	-	(337,457)	43,937

Loss	-	-	-	-	(79,375)	(79,375)
Grant of restricted shares and vested restricted share units	240,050	1	(1)	-	-	-
Issuance of ordinary shares, net of issuance expenses **	14,445,165	41	22,257	-	-	22,298
Exercise of options	47,426	*	76	-	-	76
Treasury shares	(120,004)	-	*	*	-	-
Share-based compensation	-	-	5,041	-	-	5,041

Balance as of December 31, 2022	74,583,026	$211	$408,598	$ *	$(416,832)	$(8,023)

*	Represents an amount lower than $1
**	Issuance expenses of $4,160

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:

Loss	$(79,375)	$(89,793)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation of property, plant and equipment	440	431
Financing expense (income), net	(375)	359
Share-based compensation	5,041	4,233
Amortization of debt discount and issuance costs	783	638
Operating lease right-of-use assets	2,494	2,109
Operating lease liabilities	(3,069)	(2,193)
Decrease (increase) accrued severance pay, net	(37)	12
Decrease in prepaid expenses and other assets	224	1,008
Increase (decrease) in trade payables	(1,888)	1,941
Increase (decrease) in accrued expenses and current liabilities	5,339	(505)

Net cash used in operating activities	(70,423)	(81,760)

Cash flows from investing activities:

Purchase of property, plant and equipment	(6,354)	(15,054)
Purchase of marketable securities	(5,037)	(102,179)
Proceeds from maturity of marketable securities	45,029	61,534
Investment in restricted deposits	-	(5,222)
Proceeds from restricted deposits	406	-

Net cash provided by (used in) investing activities	$34,044	$(60,921)

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2022	2021
Cash flows from financing activities:

Proceeds from exercise of options	$76	$626
Proceeds from share issuance, net	22,298	-
Proceeds from issuance of convertible senior notes, net	22,770	70,777

Net cash provided by financing activities	45,144	71,403

Increase (decrease) in cash and cash equivalents	8,765	(71,278)
Cash and cash equivalents at beginning of year	55,892	127,170

Cash and cash equivalents at end of year	$64,657	$55,892

Significant non-cash transactions:

Lease liabilities arising from new right-of-use asset	$2,282	$2,503

Purchase of property, plant and equipment on credit	$720	$634

Supplemental disclosures of cash flow information:

Cash paid for interest	$4,406	$2,572

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

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL (Cont.)

In August 2022, the Company announced the FDA had accepted for filing the Company’s BLA for omidubicel for the treatment of patients with blood cancers in need of an allogenic hematopoietic stem cell transplant. The FDA granted Priority Review for the BLA and had set a Prescription Drug User Fee Act (PDUFA) target action date of January 30, 2023. Subsequently, the FDA issued an information request and viewed the volume of data required to address the information request in the Company’s response as a major amendment. On November 18, 2022, the Company received a correspondence from the FDA that the agency had updated their previous target action date under the PDUFA from January 30, 2023 to May 1, 2023, for the BLA for omidubicel.

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

At the December 2021 Annual Meeting of American Society of Hematology the Company reported two-year follow-up data from this clinical trial on outcomes and cytokine biomarkers associated with survival. The data demonstrated a median duration of response of 16 months (range 5-36 months), an overall survival at two years of 78% (95% CI, 51%–91%) and a safety profile similar to that reported previously.

On April 26, 2022, the Company announced that the FDA cleared its investigational new drug (IND) application and removed the clinical hold for a cryopreserved formulation of GDA-201. In June 2022, the Company announced the activation of the initial clinical sites to screen and enroll patients in the company-sponsored Phase 1/2 study evaluating a cryopreserved formulation of GDA-201, a readily available cell therapy candidate for the treatment of follicular and diffuse large B cell lymphomas.

c.	The Company is devoting substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of December 31, 2022 was $416,832 and negative cash flows from operating activities during the year ended December 31, 2022 was $70,423. The Company’s management plans to seek additional financing as required to fund its operations until achieving positive cash flows. However, there is no assurance that additional capital and/or financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in the amounts required.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL (Cont.)

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

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

The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated upon consolidation.

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

The Company’s investment in marketable securities consist primarily of trading bonds with a quoted market price that are classified as trading securities pursuant to ASC No. 320 “Investments — Debt Securities.” Marketable securities are stated at fair value as determined by the closing price of each security at balance sheet date. Unrealized gains and losses on these securities are included in financial expenses, net in the consolidated statements of operations.

g.	Restricted short-term and long-term deposits:

Restricted short-term deposits are deposits with maturities of up to one year and are used as security for the Company’s credit cards. Restricted short-term deposits amounted to $0 and $500 as of December 31, 2022 and 2021, respectively, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

Restricted long-term deposits are deposits with maturities of more than one year and are used as guarantee for the Israeli Investment Center grant received partially in 2022 and expected to be received in 2023, security for the rental of premises and for the Company’s credit cards. Restricted long-term deposits amounted to $3,668 as of December 31, 2022, as presented in the consolidated balance sheet.

h.	Property, plant and equipment:

Property, plant and equipment are measured at cost, including directly attributable costs, less accumulated depreciation, accumulated impairment losses and any related investment grants, excluding day-to-day servicing expenses.

Depreciation is calculated on a straight-line basis over the useful life of the assets at annual rates as follows:

%

Machinery	10 - 15
Office, furniture and equipment	6 - 33
Leasehold improvements	(*)
Project in process- manufacturing plant	(**)

(*)	Over the shorter of the term of the lease or its useful life.
(**)	As of December 31, 2022, the manufacturing plant is under validation process and therefore is not yet ready for production. Depreciation of the manufacturing plant will commence upon completion of the validation process.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair values. During the years ended December 31, 2022 and 2021, no impairment indicators have been identified.

j.	Treasury shares:

The Company repurchased its ordinary shares and holds them as treasury shares. The Company presents the cost to repurchase treasury shares as a reduction of shareholders’ equity.

k.	Research and development expenses:

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

Since the payment of royalties is not probable when the grants are received, the Company does not record a liability for amounts received from IIA until the related revenues are recognized. In the event of failure of a project that was partly financed by the IIA, the Company will not be obligated to pay any royalties or repay the amounts received. The Company recognized the amounts of grants received in research and development as a reduction from research and development expenses in the amount of $978 and $2,189 for the years ended December 31, 2022 and 2021, respectively.

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

For the Company’s employees in Israel who are not subject to Section 14 of the Severance Pay Law, the Company has a liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date. The Company’s liability for these employees is fully provided for by monthly deposits with severance pay funds, insurance policies and accruals. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Pay Law or labor agreements. The severance pay fund amounted to $1,703 and $2,148 as of December 31, 2022 and 2021, respectively.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Accrued severance pay is $1,914 and $2,396 as of December 31, 2022 and 2021, respectively. Severance expense for the years ended December 31, 2022 and 2021, is $895 and $427, respectively.

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

ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was recorded as a result of ASC 740.

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

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method for the convertible senior notes if the assumed conversion into ordinary shares is dilutive. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive ordinary shares are anti-dilutive.

r.	Recently issued accounting standards not yet adopted:

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 will be effective for the Company beginning on January 1, 2023. The adoption is not expected to result in a material impact on the Company’s consolidated financial statements.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 3:- PROPERTY, PLANT AND EQUIPMENT, NET

The composition of property, plant and equipment is as follows:

	December 31,
	2022	2021
Cost:

Machinery	$4,383	$4,345
Leasehold improvements	1,447	1,447
Office, furniture and equipment	1,014	800
Production plant in process	41,971	32,644

	48,815	39,236

Less - accumulated depreciation	(4,496)	(4,056)

Depreciated cost	$44,319	$35,180

Depreciation expense amounted to $440 and $431 for the years ended December 31, 2022 and 2021, respectively.

NOTE 4:- LEASES

The Company entered into operating leases primarily for its in-process production plant, and its laboratories and offices. The leases have remaining lease terms of up to six years, The Company does not assume renewals in its determination of the lease term unless the renewals are considered as reasonably certain at lease commencement.

The components of operating lease costs were as follows:

	Year ended December 31,
	2022	2021

Operating lease costs	$2,833	$2,391
Short-term lease costs	91	103

Total lease costs	$2,924	$2,494

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 4:- LEASES (Cont.)

Supplemental balance sheet information related to operating leases is as follows:

	Year ended December 31,
	2022	2021

Weighted average remaining lease term (in years)	3.28	4.31
Weighted average discount rate	3.56%	2.54%

Maturities of lease liabilities were as follows:

December 31,

2023	$2,739
2024	2,745
2025	1,201
2026	704
2027	541

Total undiscounted lease payments	7,930
Less - imputed interest	(415)

Present value of lease liabilities	$7,515

NOTE 5: OTHER LONG-TERM LIABILITIES

In December 2022, the Company signed an agreement with Lonza Netherlands B.V., or Lonza, to mutually terminate their Service Agreement, whereas the Company shall pay Lonza an aggregate amount of 8 million Euro. As of December 31, 2022, the Company paid the first payment of 1.5 million Euro, 2.5 million Euro will be paid in 2023 and the remaining 4 million Euro will be paid in 2024.

NOTE 6:- CONVERTIBLE SENIOR NOTES, NET

a.	On February 16, 2021, the Subsidiary issued convertible senior notes (the “2021 Notes”) due in 2026, in the aggregate principal amount of $75 million, pursuant to an Indenture between the Company, the Subsidiary, and Wilmington Savings Fund Society, FSB, dated February 16, 2021 (the “Indenture”). The 2021 Notes bear interest payable semiannually in arrears, at a rate of 5.875% per year. The 2021 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 6:- CONVERTIBLE SENIOR NOTES, NET (Cont.)

Subject to the provisions of the Indenture, the holders of the 2021 Notes have the right, prior to the close of business on the second scheduled trading day immediately preceding February 15, 2026, to convert any 2021 Notes or portion thereof that is $1,000 or an integral multiple thereof, into the Company’s ordinary shares at an initial conversion rate of 56.3063 shares per $1,000 principal amount of 2021 Notes (equivalent to an exchange price of $17.76 per share). The conversion rate is subject to adjustment in specified events.

Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 2021 Notes may require the Company to repurchase for cash all or a portion of their 2021 Notes, in multiples of $1,000 principal amount, at a repurchase price equal to 100% of the principal amount of the 2021 Notes, plus any accrued and unpaid interest, if any, to, but excluding, interest accrued after the date of such repurchase notice. If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for the 2021 Notes may be increased.

Subject to the provisions of the Indenture, the Subsidiary may redeem for cash all or a portion of the 2021 Notes for cash, at its option, at a redemption price equal to 100% of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest on the notes to be redeemed, if the last reported closing price of the Company’s ordinary shares has been at least 130% of the exchange price then in effect for at least 20 trading days during any 30 consecutive trading day period, and in the event of certain tax law changes.

The Company accounts for its 2021 Notes in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Convertible Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives according to ASC 815-40.

	December 31,
	2022	2021
Liability component:

Principal amount	$75,000	$75,000
Issuance costs	(4,223)	(4,223)
Net issuance costs	70,777	70,777
Amortized issuance costs	1,423	640

Net carrying amount	$72,200	$71,417

The total issuance costs of the 2021 Notes amounted to $4,223 and are amortized to interest expense at an annual effective interest rate of 7.37%, over the term of the 2021 Notes.

As of December 31, 2022, and 2021, the total estimated fair value of the 2021 Notes was $73,331 and $70,629, respectively. The fair value was determined using the Company’s effective rates for December 31, 2022, and 2021.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 6:- CONVERTIBLE SENIOR NOTES, NET (Cont.)

b.	In December 2022, the Company, as guarantor, and the Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”), as the lenders (together with the other lenders from time to time party thereto, the “Lenders”), and Wilmington Savings Fund Society, FSB, as collateral agent and administrative agent. Pursuant to the Loan Agreement, the Subsidiary issued $25 million aggregate principal amount of convertible senior notes (the “2022 Notes”). The 2022 Notes bear interest of 7.5% which will be paid on a quarterly basis and monthly principal installment payments.

The 2022 Notes are exchangeable, at the option of the Lenders, into ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares.

The Loan Agreement contains customary representations and warranties and covenants, including a $20.0 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants will terminate when less than $5.0 million of principal amount is outstanding under the Loan Agreement. As of December 31, 2022, the Company is in compliance with such covenants.

The Company has elected the fair value option to measure the 2022 Notes upon issuance, in accordance with ASC 825-10. Under the fair value option, the 2022 Notes are measured at fair value each period with changes in fair value reported in the statements of operations. According to ASC 825-10, changes in fair value that are caused by changes in the instrument-specific credit risk will be presented separately in other comprehensive income (loss). As of December 31, 2022, the fair value of the 2022 Notes was $24,250, approximating the proceeds from the issuance of the 2022 Notes.

Subsequent to balance sheet date, in January and March 2023, the Company issued 3,141,360 and 633,185 ordinary shares in exchange of the discharge of $6,000 of the aggregate outstanding balance and the discharge of $900 interest make-whole payment, respectively, in respect of the 2022 Notes.

NOTE 7:- ACCRUED EXPENSES AND CURRENT LIABILITIES

	December 31,
	2022	2021

Subcontractors	$794	$517
Clinical activities	5,375	5,445
Professional services	1,561	740
Production plant in process	790	983
Other	371	180

	$8,891	$7,865

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 8:- FAIR VALUE MEASUREMENTS

The following tables present the fair value of money market funds and marketable securities for the years ended December 31, 2022 and 2021:

	December 31,
	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash equivalents:
Money market funds	$58,827	$-	$-	$58,827	$51,021	$-	$-	$51,021
Marketable securities:
Corporate debentures	-	-	-	-	-	19,605	-	19,605
Government debentures						20,429	-	20,429

Total assets measured at fair value	58,827	-	-	58,827	51,021	40,034	-	91,055

Financial Liabilities:
2022 Notes	-	-	24,250	24,250	-	-	-	-

Total liabilities measured at fair value	$-	$-	$24,250	$24,250	$-	$-	$-	$-

See Note 6 “Convertible Senior Notes” for the carrying amount and estimated fair value of the Company’s 2021 Notes as of December 31, 2022 and 2021.

The Company classifies the cash equivalents, marketable securities and 2022 Notes within Level 1, Level 2 or Level 3 because the Company uses quoted market prices, alternative pricing sources and models utilizing market observable inputs or unobservable inputs to determine their fair value.

NOTE 9:- CONTINGENT LIABILITIES AND COMMITMENTS

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

As of December 31, 2022, the Company obtained bank guarantees in the amount of $2,897, primarily in connection with an Investment Center grant in order to ensure the fulfillment of the grant terms. As of December 31, 2022, $1,826 has been received, and an additional $1,071 is expected to be received in 2023.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 9:- CONTINGENT LIABILITIES AND COMMITMENTS (Cont.)

c.	Governments grants

The Company has received grants from the IIA to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $37.7 million through December 31, 2022, of which $35.1 million is royalty-bearing grants and $2.6 million is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100% of the amount of grants received plus interest at LIBOR rate. Through December 31, 2022, no royalties have been paid or accrued. The Company’s contingent royalty liability to the IIA at December 31, 2022, including grants received by the Company and the associated LIBOR interest on all such grants totaled to $43.5 million.

NOTE 10:- SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

Subject to the Company’s amended and restated Articles of Association, the holders of the Company’s ordinary shares have the right to receive notices to attend and vote in general meetings of the Company’s shareholders, and the right to share in dividends and other distributions upon liquidation.

On September 27, 2022, the Company entered into an underwriting agreement with certain underwriters, pursuant to which the Company issued and sold, in an underwritten public offering, an aggregate of 12,905,000 of its ordinary shares at a public offering price of $1.55 per share. During 2022, the Company issued 1,540,165 additional ordinary shares via an at-the-market (ATM) offering, at an average public offering price of $2.84.

b.	Warrants to investors:

As part of its 2017 investment round, the Company granted certain investors 4,323,978 warrants that expired in July 2022. As of December 31, 2022, 1,010,466 of the warrants were exercised into the Company’s ordinary shares and the remaining 3,313,512 outstanding warrants expired.

c.	Treasury shares:

During the year ended December 31, 2022, the Company cancelled 120,004 outstanding restricted shares

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 11:- SHARE-BASED COMPENSATION

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

On June 26, 2017, and on December 28, 2017, the Company’s Board of Directors approved the reservation of 463,384 and 559,764 additional ordinary shares, respectively, for issuance under the 2017 Plan (totaling, including previous plans, an aggregate of 1,336,015 ordinary shares).

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

NOTE 11:- SHARE-BASED COMPENSATION (Cont.)

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans for the years 2022 and 2021:

	December 31,
	2022	2021

Dividend yield	0%	0%
Expected volatility of the share prices	66%-67%	65%
Risk-free interest rate	1.8%-3.8%	1.4%-1.5%
Expected term (in years)	8	8

Based on the above inputs, the fair value of the options was determined to be $0.99- $1.85 per option at the grant date.

b.	The following table summarizes the number of options granted to employees under the Option Plans for the year ended December 31, 2022 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Balance as of December 31, 2021	4,411,424	$6.01	8.19	$92,507

Granted	2,412,950	2.55	-	-
Exercised	(47,426)	1.60	-	-
Forfeited	(483,683)	6.15	-	-
Expired	(159,362)	5.36	-	-

Balance as of December 31, 2022	6,133,903	4.62	7.51	8,939

Exercisable as of December 31, 2022	2,840,554	$5.90	5.78	$8,939

As of December 31, 2022, there are $9,269 of total unrecognized costs related to share-based compensation that is expected to be recognized over a period of up to four years.

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 11:- SHARE-BASED COMPENSATION (Cont.)

c.	The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of December 31, 2022:

Exercise price	Options outstanding as of December 31, 2022	Weighted average remaining contractual term (years)	Options exercisable as of December 31, 2022	Weighted average remaining contractual term (years)

$ 0.25- 3.80	2,713,020	9.19	254,626	7.33
$ 4.15- 4.95	2,056,729	5.63	1,714,926	5.26
$ 5.21- 7.56	442,437	6.97	281,984	6.17
$ 8.00-11.01	921,717	6.93	589,018	6.43

	6,133,903		2,840,554

d.	A summary of restricted shares and restricted share units activity for the year ended December 31, 2022 is as follows:

	Number of restricted shares and restricted share units	Weighted average grant date fair value

Unvested as of December 31, 2021	531,477	$5.48

Granted	1,243,250	2.74
Vested	(370,880)	3.94
Forfeited	(277,104)	4.16

Unvested as of December 31, 2022	1,126,743	$3.29

e.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended December 31, 2022 and 2021 is comprised as follows:

	Year ended December 31,
	2022	2021

Research and development expenses, net	$1,890	$1,384
Commercial expenses	1,284	947
General and administrative expenses	1,867	1,902

Total share-based compensation	$5,041	$4,233

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 12:- TAXES ON INCOME

a.	Tax rates applicable to the income of the Company:

1.	Corporate tax rates

Taxable income of the Israeli parent is subject to the Israeli corporate tax at the rate of 23% in 2022 and 2021.

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

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 12:- TAXES ON INCOME (Cont.)

c.	The components of the loss were as follows:

	Year ended December 31,
	2022	2021

Domestic	$66,137	$55,853
Foreign	13,238	33,940

	$79,375	$89,793

d.	Net operating losses carryforward:

The Company has net operating losses and capital losses for tax purposes as of December 31, 2022 totaling approximately $274,384 and $507, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2022, the Subsidiary has net operating losses carryforwards of $37,458 for federal tax purposes.

e.	Final tax assessments:

The Company’s tax assessments through the 2017 tax year are considered final.

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

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 13:- BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share”. The Company incurred a loss in the year ended December 31, 2022; hence all potentially dilutive ordinary shares were excluded due to their anti-dilutive effect.

Details of the number of shares and loss used in the computation of net loss per share:

	Year ended December 31,
	2022		2021
	Weighted number of shares	Net loss attributable to equity holders of the Company	Weighted number of shares	Net loss attributable to equity holders of the Company
For the computation of basic and diluted net loss	63,826,295	$79,375	59,246,803	$89,793

All outstanding convertible senior note options, warrants, outstanding share options, and restricted shares for the three and nine months ended December 31, 2022 and 2021 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Year ended December 31,
	2022	2021

Convertible senior notes	4,904,318	3,690,763
Warrants	1,670,373	3,313,512
Outstanding share options	5,396,583	4,349,876
Restricted shares	1,289,395	233,475

Total	13,260,669	11,587,626

GAMIDA CELL LTD. and its subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 14: SUBSEQUENT EVENTS

1.	On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. As of March 31, 2023, the Company’s exposure to SVB is immaterial, and consists mainly on customary business related deposits, which the impact of any amounts that the Company is unable to recover will not have a significant disruption on ongoing business activities.

2.	In 2023, the Company raised an additional $5.0 million by issuing 3.1 million ordinary shares via an ATM offering, at an average public offering price of $1.61.

3.	On March 27, 2023, the Company implemented a strategic restructuring of its operations to prioritize launch of omidubicel to ensure that, if approved, patients who may potentially benefit will have access to therapy. In connection with this strategic restructuring, the Company has taken decisive actions to: (1) prioritize resources toward the launch; (2) reduce expenses across the board; and (3) seek potential commercial or strategic partnerships to maximize patient access to omidubicel, a potentially lifesaving therapy. To reduce operating expenses, the Company will: (1) suspend the development of its engineered NK cell therapy preclinical pipeline, including GDA-301, GDA-501 and GDA-601, while maintaining the rights to this intellectual property; (2) implement a headcount reduction of 17% with the majority of impacted headcount tied to the discontinuation of the pre-clinical NK cell therapy candidates; and (3) the Company will also close its operations in Jerusalem and consolidate Israeli operations at its state-of-the-art manufacturing facility in Kiryat Gat.

- - - - - - - - - - - - - -