Form 10-Q
period 2023-03-31
Gamida Cell Ltd.
filed 2023-05-15
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 105,586,746 ordinary shares outstanding as of May 10, 2023.

Gamida Cell Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, “Gamida,” “Gamida Cell,” “we,” “us,” “our” or the “Company” mean Gamida Cell Ltd. and its wholly-owned subsidiary, Gamida Cell Inc.

Gamida Cell and Omisirge are trademarks of ours that we use in this quarterly report on Form 10-Q, or Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I-Financial Information

Item 1. Financial Statements.

Gamida Cell ltd. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

U.S. DOLLARS IN THOUSANDS

UNAUDITED

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,763	$64,657
Prepaid expenses and other current assets	1,404	1,889
Total current assets	48,167	66,546
NON-CURRENT ASSETS:
Restricted deposits	3,680	3,668
Property, plant and equipment, net	45,644	44,319
Operating lease right-of-use assets	4,726	7,024
Severance pay fund	1,649	1,703
Other long-term assets	1,266	1,513
Total non-current assets	56,965	58,227
Total assets	$105,132	$124,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
LIABILITIES AND SHARHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade payables	$4,398	$6,384
Employees and payroll accruals	4,333	5,300
Operating lease liabilities	2,082	2,648
Accrued interest of convertible senior notes	986	1,652
Accrued expenses and other current liabilities	10,474	8,891
Total current liabilities	22,273	24,875
NON-CURRENT LIABILITIES:
Convertible senior notes, net	90,646	96,450
Accrued severance pay	1,862	1,914
Long-term operating lease liabilities	2,976	4,867
Other long-term liabilities	2,742	4,690
Total non-current liabilities	98,226	107,921
CONTINGENT LIABILITIES AND COMMITMENTS
SHAREHOLDERS’ DEFICIT:
Share capital -
Ordinary shares of NIS 0.01 par value – Authorized: 150,000,000 shares at March 31, 2023 (unaudited) and December 31, 2022; Issued 82,157,317 and 74,703,030 at March 31, 2023 (unaudited) and December 31, 2022 respectively; Outstanding: 82,033,646 and 74,583,026 shares at March 31, 2023 (unaudited) and December 31, 2022, respectively	222	211
Treasury ordinary shares of NIS 0.01 par value – 123,671 and 120,004 shares at March 31, 2023 (unaudited) and December 31, 2022, respectively	*	*
Additional paid-in capital	422,203	408,598
Accumulated deficit	(437,792)	(416,832)
Total shareholders’ deficit	(15,367)	(8,023)
Total liabilities and shareholders’ deficit	$105,132	$124,773

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Research and development expenses, net	$8,840	$11,305
Commercial expenses	5,576	3,879
General and administrative expenses	5,164	4,139
Total operating loss	19,580	19,323
Financial expenses, net	1,380	900
Comprehensive Loss	$20,960	$20,223
Net loss per share attributable to ordinary shareholders, basic and diluted	0.27	0.34
Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	76,760,688	59,474,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31, 2022 (unaudited)
	Ordinary shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	Shares	deficit	equity
Balance as of December 31, 2021	59,970,389	$169	$381,225	$-	$(337,457)	$43,937
Grant of restricted shares	3,600	*	*		-	*
Treasury shares	(75,117)	-	*	*	-	*
Exercise of options	47,426	*	76	-	-	76
Share-based compensation	-	-	1,194	-	-	1,194
Net Loss	-	-	-	-	(20,223)	(20,223)
Balance as of March 31, 2022	59,946,298	$169	$382,495	$*	$(357,680)	$24,984

	Three months ended March 31, 2023 (unaudited)
	Ordinary shares		Additional paid-in	Treasury	Accumulated	Total” shareholders’
	Number	Amount	Capital	Shares	deficit	equity
Balance as of December 31, 2022	74,583,026	$211	$408,598	$*	$(416,832)	$(8,023)
Issuance of ordinary shares upon release of restricted share units	107,627	*	*	-	-	*
Treasury shares	(3,667)	*	*	*	-	*
Issuance of ordinary shares, for 2022 Note	3,774,545	1	6,899	-	-	6,900
Issuance of ordinary shares, net of issuance expenses**	3,572,115	10	5,207	-	-	5,217
Share-based compensation	-	-	1,499	-	-	1,499
Net Loss	-	-	-	-	(20,960)	(20,960)
Balance as of March 31, 2023	82,033,646	$222	$422,203	$*	$(437,792)	$(15,367)

*	Represents an amount lower than $1.

**	Issuance costs of approximately $161.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	$(20,960)	$(20,223)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation of property, plant and equipment	106	112
Financing expense (income), net	(464)	(1,172)
Share-based compensation	1,499	1,194
Amortization of debt discount and issuance costs	196	191
Changes in operating assets and liabilities:
Decrease in operating lease right-of-use assets	527	562
Decrease in operating lease liabilities	(686)	(613)
Increase in accrued severance pay, net	2	33
Decrease (increase) in prepaid expenses and other assets	607	(889)
Decrease in trade payables	(1,986)	(3,927)
Decrease in accrued expenses and current liabilities	(1,125)	(996)
Net cash used in operating activities	(22,284)	(25,728)
Cash flows from investing activities:
Purchase of property, plant and equipment	(827)	(723)
Purchase of marketable securities	-	(2,086)
Proceeds from maturity of marketable securities	-	14,126
Proceeds from restricted deposits	-	500
Net cash provided by (used in) investing activities	$(827)	$11,817
Cash flows from financing activities:
Proceeds from exercise of options	$-	$76
Proceeds from share issuance , net	5,217	-
Net cash provided by financing activities	5,217	76
Decrease in cash and cash equivalents	(17,894)	(13,835)
Cash and cash equivalents at beginning of period	64,657	55,892
Cash and cash equivalents at end of period	$46,763	$42,057
Significant non-cash transactions:
Purchase of property, plant and equipment on credit	$-	$1,160
Conversion of 2022 Note	$6,900	$-
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,203	$2,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL

a.	Gamida Cell Ltd. (the “Company”), founded in 1998, is a cell therapy pioneer working to turn cells into powerful therapeutics. The Company applies a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care.

b.	On April 17, 2023, the U.S. Food and Drug Administration approved the Company’s allogenic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. In addition, the Company has applied its NAM cell expansion technology to NK cells, to develop its initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies.

In March 2023, the Company announced a strategic reprioritization of its business activities to primarily focus on the commercial launch of Omisirge.

c.	Basis of presentation of the financial statements:

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2022 filed with the SEC on March 31, 2023. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

d.	Prior to FDA approval of Omisirge in April 2023, the Company devoted substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of March 31, 2023 was $437,792 and negative cash flows from operating activities during the three-month period ended March 31, 2023 was $22,284. The Company’s management plan is to seek additional financing as required to fund its operations until achieving positive cash flows or seek strategic partnership to support the commercialization of Omisirge. However, there is no assurance that capital financing and/or a strategic transaction will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required.

e.	These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

f.	The Company has a wholly owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The Company has one operating segment and reporting unit. The subsidiary was created to assist with the commercialization of the Company’s products in the United States.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	Use of estimates:

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

b.	Recently adopted accounting standards:

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 is effective for the Company beginning on January 1, 2023. Effective January 1, 2023, the Company adopted the standard. Adoption of the standard did not have an impact on the financial statements.

NOTE 3:- LEASES

The Company entered into operating leases primarily for its production plant, and its laboratories and offices. The leases have remaining lease terms of up to six years, and the Company does not assume renewals in its determination of the lease term unless the renewals are considered as reasonably certain at lease commencement.

The components of operating lease costs were as follows:

	Three months ended March 31,
	2023	2022
	(unaudited)
Operating lease costs	$663	$636
Short-term lease costs	82	24
Total lease costs	$745	$660

Supplemental balance sheet information related to operating leases is as follows:

Three months ended March 31, 2023
(unaudited)
Weighted average remaining lease term (in years)	3.24
Weighted average discount rate	3.41%

Maturities of lease liabilities were as follows:

As of March 31, 2023
2023	$2,048
2024	1,231
2025	972
2026	704
Thereafter	541
Total undiscounted lease payments	5,496
Less: Imputed interest	(438)
Present value of lease liabilities	$5,058

NOTE 4:- CONVERTIBLE SENIOR NOTES, NET

a.	On February 16, 2021, the Subsidiary issued convertible senior notes (the “2021 Notes”) due in 2026, in the aggregate principal amount of $75 million, pursuant to an Indenture between the Company, the Subsidiary, and Wilmington Savings Fund Society, FSB, dated February 16, 2021 (the “Indenture”). The 2021 Notes bear interest payable semiannually in arrears, at a rate of 5.875% per year. The 2021 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

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

	As of March 31, 2023	As of December 31, 2022
Liability component:
Principal amount	$75,000	$75,000
Issuance costs	(4,223)	(4,223)
Net of issuance costs	70,777	70,777
Amortized issuance costs	1,628	1,423
Net carrying amount	$72,405	$72,200

The total issuance costs of the 2021 Notes amounted to $4,223 and are amortized to interest expenses at an annual effective interest rate of 7.37%, over the term of the 2021 Notes.

As of March 31, 2023, and December 31, 2022, the total estimated fair value of the 2021 Notes was $73,702 and $73,331, respectively. The fair value was determined using the Company’s effective rates for March 31, 2023 and December 31, 2022.

b.	In December 2022, the Company, as guarantor, and the Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”), as the lenders (together with the other lenders from time to time party thereto, the “Lenders”), and Wilmington Savings Fund Society, FSB, as collateral agent and administrative agent. Pursuant to the Loan Agreement, the Subsidiary issued $25 million aggregate principal amount of convertible senior notes (the “2022 Notes”). The 2022 Note bears interest of 7.5% which will be paid on a quarterly basis and monthly principal installment payments.

The 2022 Note is exchangeable, at the option of the Lenders, into ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares. In addition, under certain circumstances, the Company can issue ordinary shares in exchange for the discharge of the monthly principal installment payments.

The Loan Agreement contains customary representations and warranties and covenants, including a $20.0 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants will terminate when less than $5.0 million of principal amount is outstanding under the Loan Agreement. As of March 31, 2023, the Company is in compliance with such covenants.

The Company has elected the fair value option to measure the 2022 Note upon issuance, in accordance with ASC 825-10. Under the fair value option, the 2022 Note is measured at fair value each period with changes in fair value reported in the statements of operations. According to ASC 825-10, changes in fair value that are caused by changes in the instrument-specific credit risk will be presented in other comprehensive income (loss).

In January and March 2023, the Company issued 3,141,360 and 633,185 ordinary shares in exchange for the discharge of $6,000 of the aggregate outstanding balance and the discharge of a related $900 interest make-whole payment, respectively, in respect of the Lenders’ exchange option under the 2022 Note.

NOTE 5: FAIR VALUE MEASUREMENTS

The carrying amounts the Company’s financial instruments, including cash and cash equivalents is stated at their carrying value, which approximates their fair value due to the short time to the expected receipt or payment.

The following table present information about our financial instruments that are measured at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Level 1	Level 3	Total	Level 1	Level 3	Total
Financial assets:
Money market funds included in cash and cash equivalents	$46,763	$-	$46,763	$58,827	$-	$58,827
Total Assets Measured at Fair Value	46,763	-	46,763	58,827		58,827
Financial Liabilities
2022 Note	-	18,241	18,241	-	24,250	24,250
Total liabilities measured at fair value	$-	$18,241	$18,241	$-	$24,250	$24,250

The Company classifies the cash equivalents within Level 1, and the 2022 Note within Level 3, because the Company uses quoted market prices, alternative pricing sources and models utilizing market observable inputs or unobservable inputs to determine their fair value.

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

As of March 31, 2023, the Company obtained bank guarantees in the amount of $2,929, primarily in connection with an Investment Center grant, of which $1,826 was received in 2022. The remaining $1,183 is expected to be received in 2023, which requires a bank guarantee in order to ensure the fulfillment of the grant terms.

c.	Governments grants:

The Company has received grants from the IIA to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $38.0 million through March 31, 2023, of which $35.4 million is royalty-bearing grants and $2.6 million is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100% of the amount of grants received plus interest at LIBOR rate. Through March 31, 2023, no royalties have been paid or accrued. The Company’s contingent royalty liability to the IIA at March 31, 2023, including grants received by the Company and the associated LIBOR interest on all such grants totaled to $43.8 million.

NOTE 7: SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

Subject to the Company’s amended and restated Articles of Association, the holders of the Company’s ordinary shares have the right to receive notices to attend and vote in general meetings of the Company’s shareholders, and the right to participated in dividends and other distributions upon liquidation.

On September 27, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with underwriters (the “Underwriters”), pursuant to which the Company issued and sold, in an underwritten public offering, an aggregate of 12,905,000 of its ordinary shares (the “Shares”) at a public offering price of $1.55 per share

During the three months ended March 31, 2023, the Company raised $5.2 million through the sale and issuance of 3,572,115 shares via its ATM facility, at an average price per ordinary share of $1.46.

b.	Warrants to investors:

As part of its 2017 investment round, the Company granted certain investors 4,323,978 warrants that expired in July 2022. As of July 3, 2022, 1,010,466 of such warrants have been exercised into the Company’s ordinary shares and all 3,313,512 outstanding warrants expired.

c.	Treasury Shares:

During the three months ended March 31, 2023, the Company cancelled 3,667 outstanding restricted shares.

NOTE 8: SHARE-BASED COMPENSATION

a.	Option plans:

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Dividend yield	0%	0%
Expected volatility of the share prices	69%	66%
Risk-free interest rate	3.6%	1.8%
Expected term (in years)	8	8

Based on the above inputs, the fair value of the options was determined to be $0.99 - $1.85 per option at the grant date.

b.	The following table summarizes the number of options granted to employees under the Option Plans as of March 31, 2023 and related information:

	Number of options	Weighted average exercise price

Balance as of December 31, 2022	6,133,903	$4.62
Granted	1,951,534	1.53
Forfeited	(31,347)	3.94
Expired	(274,986)	6.00
Balance as of March 31, 2023 (unaudited)	7,779,104
Exercisable as of March 31, 2023 (unaudited)	3,000,738	$5.62

As of March 31, 2023, there are $10,964 of total unrecognized costs related to share-based compensation that are expected to be recognized over a period of up to four years.

c.	A summary of restricted shares and restricted shares unit activity as of March 31, 2023 is as follows:

	Number of restricted shares and restricted share units	Weighted average grant date fair value
	(unaudited)	(unaudited)
Unvested as of December 31, 2022	1,126,743	$3.29
Granted	957,606	1.53
Vested	(190,093)	4.17
Forfeited	(18,305)	3.34
Unvested as of March 31, 2023	1,875,951	$2.30

d.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three months ended March 31, 2023 and 2022 is comprised as follows:

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Research and development expenses, net	$414	$465
Commercial expenses	334	290
General and administrative expenses	751	439
Total share-based compensation	$1,499	$1,194

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

Details of the number of shares and loss used in the computation of loss per share:

	Three months ended March 31,
	2023		2022
	(unaudited)		(unaudited)
	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company
For the computation of basic and diluted loss	76,760,688	20,960	59,474,366	$20,223

All outstanding convertible senior note options, warrants, outstanding share options, and restricted shares for the three months ended March 31, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Convertible senior notes	17,428,634	6,334,455
Warrants	-	1,010,466
Outstanding share options	6,906,325	4,858,314
Restricted shares	1,644,992	1,100,059
Total	25,979,951	13,303,294

NOTE 10: SUBSEQUENT EVENTS

a.	On April 17, 2023, the FDA approved the Company’s allogeneic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection.

b.	From April 1, 2023 through May 12, 2023, we made a monthly installment payment of $1.0 million and discharged $0.5 million in related and deferred interest in exchange for the issuance of 1,804,623 ordinary shares, and we received voluntary exchange notices from the lender with respect to the discharge of an additional $5.5 million of aggregate principal amount, for which an aggregate of 2,905,758 ordinary shares were issued or issuable. We paid the $0.7 million of make whole interest associated with these voluntary exchanges in cash. The outstanding principal amount of the 2022 Note is $12.5 million.

c.	On April 19, 2023, the Company issued and sold 17,500,000 of its ordinary shares and accompanying warrants to purchase 17,500,000 ordinary shares at a public offering price of $1.30 per ordinary share and accompanying warrant, for gross proceeds of approximately $22.8 million, before deducting underwriting discounts and commissions and estimated offering expenses, of $2.4 million. In addition, pursuant to the underwriting agreement for the transaction, the Company granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,625,000 of the Company’s ordinary shares and/or warrants to purchase up to 2,625,000 ordinary shares at the public offering price, less underwriting discounts and commissions.

d.	During April 2023, the Company raised an additional $3.6 million through the sale and issuance of 3,757,091 ordinary shares via its ATM facility, at an average price per ordinary share of $1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, which was filed with the Securities and Exchange Commission, or the SEC, on March 31, 2023. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These statements speak only as of their date. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Company Overview

We are a cell therapy pioneer working to turn cells into powerful therapeutics. We apply a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care. On April 17, 2023, the U.S. Food and Drug Administration (FDA) approved our allogenic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection.

Cell therapies involve the delivery of human cells to replace or repair damaged tissue or cells in order to treat a variety of cancers and other diseases. Hematopoietic stem cell transplantation with donor cells, or allogeneic HSCT, also called bone marrow transplantation, is the most frequently used cell therapy to treat a variety of hematologic malignancies and other serious conditions. HSCT involves reconstituting a patient’s bone marrow from a population of stem and progenitor cells obtained from a donor whose blood-forming and immune-system-forming cells are effective at carrying out their functions.

There are multiple sources of donor cells. The best source for donor cells is often viewed as a sibling who is a matched related donor, or MRD, but the chances of having a sibling match in the United States are only 25% to 30%. The majority of patients rely on alternate sources of donor cells, including matched unrelated donor, or MUD, haploidentical, or “half-matched” donors, and mismatched unrelated donor, or MMUD, as well as umbilical cord blood. However, due to the need for genetic matching between the patient and the donor, and the potential for disease progression and other complications during the time needed to find a suitable donor, many patients cannot find an appropriate donor.

According to the CIBMTR, in the United States, there are approximately 8,000 patients above the age of 12 with hematologic malignancies who undergo an allogeneic stem cell transplant each year, and we believe that number of patients may grow over time. We estimate that there are approximately 1,200 patients each year, who are above the age of 12 and are deemed eligible for an allogeneic stem cell transplant but cannot find an appropriate donor.

We believe the commercial potential for Omisirge consists of two key opportunities: potentially improving outcomes for patients, and potentially increasing access for patients who are currently eligible for transplant and cannot find an appropriate donor. We estimate that in 2027 approximately 11,000 patients who are ages 12 and above with hematologic malignancies will be eligible for transplant and that Omisirge could be the treatment of choice for between 20% and 25% of this population.

In addition, we have applied our NAM cell expansion technology to NK cells, to develop our initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies. A fresh formulation of GDA-201 was evaluated in a Phase 1/2 investigator-sponsored trial for the treatment of relapsed or refractory non-Hodgkin lymphoma, or NHL, and multiple myeloma, or MM. Data from the trial demonstrate that GDA-201 was well-tolerated and no dose-limiting toxicities were observed in 19 patients with NHL and 16 patients with MM. The data showed that therapy using GDA-201 with the monoclonal antibody rituximab demonstrated significant clinical activity in heavily pretreated patients with advanced NHL. Of the 19 patients with NHL, 13 complete responses and one partial response were observed, with an overall response rate of 74% and a complete response rate of 68%. At the December 2021 Annual Meeting of ASH, we reported two-year follow-up data from this clinical trial and reported on two-year outcomes and cytokine biomarkers associated with survival. The data demonstrated a median duration of response of 16 months (range 5-36 months), an overall survival at two years of 78% (95% CI, 51%-91%) and a safety profile similar to that reported previously.

In September 2021, we submitted an investigational new drug application, or IND, for a Phase 1/2 clinical trial of a cryopreserved formulation of GDA-201 in patients with follicular and diffuse large B-cell lymphomas, which was subsequently placed on clinical hold prior to the initiation of patient dosing, and on April 21, 2022, we received correspondence from the FDA indicating that the FDA had removed the clinical hold and cleared our IND for GDA-201. In August 2022, we treated the first patient with GDA-201 in this study. The study is currently enrolling patients in the dose escalation portion of the trial.

Beginning in March 2023, we initiated a strategic reprioritization of our business activities to primarily focus on the commercial launch of Omisirge. This launch will involve a more limited financial investment than we had previously planned in order to manage our financial resources, resulting in a slower ramp of sales. To support a more fulsome commercial launch of Omisirge, we are exploring potential commercial or strategic options, including a sale of our assets or merger of our company, securing additional financing, and commercial or strategic partnerships that would enable further commercialization and development of our programs. We have engaged Moelis & Company LLC to assist in the exploration of partnerships or broader strategic alternatives that would provide additional resources to support the launch of Omisirge and associated commercial activities in the United States and the rest of the world, and the duration of this process is uncertain. There can be no assurance that this strategic review process will result in our pursuing any transaction. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value.

In connection with the strategic reprioritization of our business activities:

●	We have allocated the vast majority of our resources to support the commercial launch of Omisirge, including manufacturing at our dedicated and certified Kiryat Gat facility. To manage our cash runway, we will hire employees at a reduced pace and reduce planned commercial and medical operating expenses, which we anticipate will result in lower sales than we had previously planned.

●	Solely for financial reasons, we have reduced planned investment in the development of our clinical stage NK cell therapy candidate, GDA-201. While we will continue enrollment into the Phase 1/2 clinical trial of GDA-201 for the treatment of follicular and diffuse large B-cell lymphomas, we will pause any previously planned Phase 2 start-up activities. We intend to complete the treatment of patients in the Phase 1 portion of the Phase 1/2 study; however, following our assessment of the results from the Phase 1 portion of the study, we may decide not to proceed with the enrollment of patients in the Phase 2 portion of the study and we may wind down the Phase 1/2 study of GDA-201.

●	Solely for financial reasons, we have discontinued development of our engineered NK cell therapy pipeline, including GDA-301, GDA-501, and GDA-601, but will retain the intellectual property rights to develop, sell or license these assets in the future.

●	In March 2023, we implemented a reduction in force to rationalize the employee base to support the new business strategy, which includes closing our Jerusalem research and development facility and terminating the lease or securing a sub-tenant for the space. We expect that we will incur charges of approximately $1.0 million for severance and other employee termination-related costs primarily in the second quarter of 2023.

Although we have completed multiple debt and equity financings in the last two years, we will need to secure a strategic transaction or substantial additional funding to support our operating activities as we proceed to commercialize Omisirge. We may obtain additional financing in the future through the issuance of our ordinary shares, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital or secure a partnership on terms acceptable to us, or at all, and any failure to raise capital or secure a partnership as and when needed could compromise our ability to execute on our business plan. As of March 31, 2023, we had total cash and cash equivalents of $46.8 million, and as of May 10, 2023, we had raised additional funds of approximately $24.4 million in net proceeds from our April underwritten public offering of securities and sales through our ATM facility. Although it is difficult to predict future liquidity requirements, we expect our current cash and cash equivalents to support our ongoing operating activities into 2024. This guidance is based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. Our ability to successfully transition to profitability will be dependent upon achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We have incurred significant net losses since our formation in 1998. Our net losses were $21.0 million and $20.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, our accumulated deficit was $437.8 million. We expect to continue to incur losses for the foreseeable future, and our losses may fluctuate significantly from year to year. Our expectation that we will generate operating losses and negative operating cash flows in the future and the need for a strategic transaction or additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of the condensed consolidated financial statements included elsewhere in this Quarterly Report. If we are unable to secure additional financing or a commercial or strategic partnership for Omisirge, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

Components of Results of Operations

Revenue

We currently have one product, Omisirge, which was approved by the FDA in April 2023, and, to date, we have not recognized any revenue. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments and future collaborations. If we fail to achieve clinical success or obtain regulatory approval of any of our product candidates in a timely manner, our ability to generate future revenue will be impaired.

Research and development expenses, net

The largest component of our total operating expenses has historically been research and development. Our research and development expenses, net of IIA grants, consisted primarily of:

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

Through March 31, 2023, we have received an aggregate of approximately $38.0 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $35.4 million is royalty-bearing grants, and $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3% to 3.5% on all our revenue, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest calculated at a rate based on the 12-month LIBOR. We have not paid any royalties to the IIA to date. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

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

With regard to clinical development activities, we are currently focused on advancing the Phase 1/2 clinical trial of GDA-201 for the treatment of follicular and diffuse large B-cell lymphomas, and our future research and development expenses will depend on the clinical success of GDA-201. If we proceed with the enrollment of patients in the Phase 2 portion of our Phase 1/2 clinical trial of GDA-201, development expenses may continue to be significant and may increase over at least the next several years as we continue to develop GDA-201. Government grants received from the IIA are recognized as a reduction of the related research and development expenses.

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of our product candidates, other than Omisirge. On March 27, 2023, with the objective of extending our financial resources, we announced a workforce reduction plan, pursuant to which we plan to downsize our current workforce by approximately 17% by the end of the second quarter of 2023. We have initiated hiring and other expenditures in preparation for the commercialization of Omisirge.

Commercial expenses

Commercial expenses consist primarily of personnel costs, including share-based compensation, related to executive and commercial functions, preparation for the commercialization of Omisirge, and external consulting service fees.

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

Income taxes

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $274.9 million (including capital losses of $0.5 million) as of December 31, 2022. In addition, the Subsidiary has net operating losses carryforward of $37.5 million for federal tax purposes as of December 31, 2023. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We provided a full valuation allowance, to reduce deferred tax assets to their estimated realizable value, since it is more likely than not that all of the deferred tax assets will not be realized.

Analysis of Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$8,840	$11,305	$(2,465)	(21.8)%
Commercial expenses(1)	5,576	3,879	1,697	43.7%
General and administrative expenses(1)	5,164	4,139	1,025	24.8%
Total operating loss	$19,580	$19,323	$257	1.3%
Financial expenses, net	1,380	900	480	53.3%
Loss	$20,960	$20,223	$737	3.6%

(1)	Includes share-based compensation expense as follows:

	Three months ended March 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Research and development expenses, net	$414	$465	$(51)	(11.0)%
Commercial expenses	334	290	44	15.2%
General and administrative expenses	751	439	312	71.1%
Total share-based compensation	$1,499	$1,194	$305	25.5%

Research and development expenses, net

Research and development expenses, net, decreased by approximately $2.5 million to $8.8 million in the three months ended March 31, 2023 from $11.3 million in the three months ended March 31, 2022. The decrease was attributable mainly to a $2.4 million decrease in payments to Lonza for manufacturing services, a $1.3 million decrease in clinical activities relating to the conclusion of our Phase 3 clinical trial, offset by an increase of $1.2 million in GDA 201 clinical program. We anticipate our research and development expenses to decrease due to the discontinuation of development of our engineered NK cell therapy pipeline.

Commercial expenses

Our commercial expenses increased by approximately $1.7 million to $5.6 million in the three months ended March 31, 2023, from $3.9 million in the three months ended March 31, 2022. The increase was attributable mainly to an increase in launch readiness activities. Given the recent approval of Omisirge, we anticipate our commercial expenses to increase.

General and administrative expenses

General and administrative expenses increased by approximately $1.0 million to $5.1 million in the three months ended March 31, 2023, up from $4.1 million in the three months ended March 31, 2022. The increase was attributable to the increase in professional services expenses.

Given the recent approval of Omisirge, we anticipate that our general and administrative expenses will increase and that our payroll and expenses as a result of commercial operations, particularly as it relates to the sales and marketing of Omisirge, will increase.

Financial expenses, net

Financial expenses, net, were $1.4 million in the three months ended March 31, 2023, and $0.9 million in the three months ended March 31, 2022. The increase was attributable to interest due on the 2022 Note, offset by interest income from cash management.

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

We are devoting substantially all of our efforts toward research and development activities. In the course of such activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of March 31, 2023 was $437.8 million and negative cash flows from operating activities during the three months ended March 31, 2023 was $22.3 million. We are planning to finance our operations from our existing and potential future working capital resources and we continue to evaluate additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on acceptable terms or in the amounts required. As of March 31, 2023, we had total cash and cash equivalents of $46.8 million, and as of May 10, 2023, we had raised additional funds of approximately $24.4 million in net proceeds from our April underwritten public offering of securities and sales through our ATM facility. As of May 10, 2023, the date of issuance of our condensed consolidated financial statements, we expect our current cash and cash equivalents to support our ongoing operating activities into 2024. This guidance is based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. Although there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of the condensed consolidated financial statements included elsewhere in this Quarterly Report, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described in Note 1(d) to the financial statements.

While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, as well as in our consolidated financial statements appearing in our Annual Report, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (i) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (ii) changes in the estimate could have a material impact on our financial condition or results of operations.

Convertible notes

On February 15, 2021, we entered into a Note Purchase Agreement, pursuant to which Gamida Cell Ltd.’s wholly owned U.S. subsidiary, Gamida Cell Inc., issued convertible senior notes, or the 2021 Notes, with an aggregate original principal amount of $75.0 million in a private placement. The 2021 Notes are guaranteed by Gamida Cell Ltd. pursuant to an Indenture, dated February 16, 2021, between Gamida Cell Inc., Gamida Cell Ltd., and Wilmington Savings Fund Society, FSB.

The 2021 Notes were issued on a senior unsecured basis, have a maturity date of February 15, 2026, bear 5.875% interest, and may be exchanged, at the election of the holder, for ordinary shares of Gamida Cell Ltd. at an initial per share price of $17.76, subject to adjustments. The 2021 Notes accrue interest payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2021, at a rate of 5.875% per year. The net proceeds from the private placement were approximately $70.8 million after deducting placement agent fees, escrowed amounts and other expenses, and the transaction closed on February 16, 2021.

On December 12, 2022, we entered into a Loan and Security Agreement, pursuant to which Gamida Cell Inc. issued $25.0 million in aggregate principal amount in a convertible senior note, or the 2022 Note, with a maturity date of December 12, 2024. The 2022 Note was issued with an original issue discount of 3.00% and bears interest of 7.5%, which is due on a quarterly basis beginning in April 2023. Also beginning in April 2023, monthly principal and interest installment payments are due under the 2022 Note. For April and May 2023, the principal amortization payments are $0.95 million per month, decreasing to $0.84 million thereafter. Under certain circumstances, we may issue our ordinary shares in exchange for the discharge of principal and interest due under the 2022 Note, at an exchange rate that is based on a volume weighted exercise price calculated as set forth in the 2022 Note. Further, the 2022 Note is exchangeable, at the option of the lenders, into ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares.

As of March 31, 2023, the lenders had elected to exchange $6.0 million of outstanding principal amount of the 2022 Note in exchange for 3,141,360 ordinary shares, and we had elected to discharge $0.9 million of related make-whole interest in exchange for the issuance of 633,185 ordinary shares.

From April 1, 2023 through May 12, 2023, we made a monthly installment payment of $1.0 million and discharged $0.5 million in related and deferred interest in exchange for the issuance of 1,804,623 ordinary shares, and we received voluntary exchange notices from the lender with respect to the discharge of an additional $5.5 million of aggregate principal amount, for which an aggregate of 2,905,758 ordinary shares were issued or issuable. We paid the $0.7 million of make whole interest associated with these voluntary exchanges in cash. The outstanding principal amount of the 2022 Note is $12.5 million. The net proceeds from issuance of the 2022 Note were approximately $22.8 million after deducting issuance expenses, and the transaction closed on December 12, 2022.

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

Known Trends, Events and Uncertainties

We are subject to risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, and uncertain market conditions, including higher inflation and supply chain disruptions, which could have a material impact on our business and financial results.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. and Israeli economies and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets or banking sector in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Recent Accounting Pronouncements

See note 2 of the accompanying unaudited consolidated financial statements for the three months ended March 31, 2023 for a discussion of recent accounting pronouncements.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the three months ended March 31, 2023, and March 31, 2022, we incurred a net loss of $21.0 million and $20.2 million, respectively, and net cash of $22.3 million and $25.7 million, respectively, was used in our operating activities. As of March 31, 2023, and December 31, 2022 we had working capital of $25.9 million and $41.7 million, respectively, and an accumulated deficit of $437.8 million and $416.8 million, respectively. Our principal sources of liquidity as of March 31, 2023, and December 31, 2022, consisted of cash and cash equivalents of $46.8 million and $64.7 million, respectively. In addition, on April 19, 2023, we entered into an underwritten public offering of 17,500,000 ordinary shares and 17,500,000 accompanying warrants at a public offering price of $1.30 per ordinary share and accompanying warrant with Piper Sandler & Co., for gross proceeds of $22.8 million, before deducting underwriting discounts and commissions and estimated offering expenses.

Capital Resources

Overview

Through March 31, 2023, we have financed our operations primarily through private placements and public offerings of equity securities, the 2021 Notes, the 2022 Note and through the grants received from the IIA. We have also entered into an Open Market Sale Agreement under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time under an “at the market offering” through Jefferies LLC, or our ATM facility. During the year ended December 31, 2022, we sold 1,540,165 ordinary shares for gross proceeds of $4.4 million, resulting in net proceeds of $4.2 million after deducting sales commissions and offering expenses of $0.2 million under our ATM facility. During the three months ended March 31, 2023, we sold 3,572,115 ordinary shares for net proceeds of $5.2 million, after deducting commissions under our ATM facility.

Cash flows

The following table summarizes our statement of cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Net cash provided by (used in)
Operating activities	$(22,284)	$(25,728)	$3,444	13.4%
Investing activities	(827)	11,817	12,644	(107.0)
Financing activities	5,217	76	5,141	6,760.5

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items mainly share based compensation.

Net cash used in operating activities was $22.3 million during the three months ended March 31, 2023, compared to $25.7 million used in operating activities during the three months ended March 31, 2022. The $3.4 million decrease in cash used is primarily related to the timing of cash payments in connection with Omisirge launch readiness activities.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $0.8 million during the three months ended March 31, 2023, compared to $11.8 million provided by investing activities during the three months ended March 31, 2022. The $12.6 million decrease is a decrease of proceeds from maturity and purchase of marketable securities and changes in restricted deposits.

Net cash provided by financing activities

Net cash provided by financing activities was $5.2 million during the three months ended March 31, 2023, compared to $0.1 million during the three months ended March 31, 2023. The $5.1 million increase is primarily related to net proceeds of $5.2 million received from our ATM facility.

Funding Requirements

As of March 31, 2023, we had total cash and cash equivalents of $46.8 million, and as of May 10, 2023, we had raised additional funds of approximately $24.4 million in net proceeds from our April underwritten public offering of securities and sales through our ATM facility. Although it is difficult to predict future liquidity requirements, we expect our current cash and cash equivalents to support our ongoing operating activities into 2024. This guidance is based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. We cannot provide any assurance that a strategic transaction or new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

As a result of FDA approval of Omisirge, we plan to market Omisirge ourselves in the United States, which will require substantial additional funding. In addition, we are continuing to assess partnerships or broader strategic alternatives that would provide additional resources to support the launch of Omisirge and associated commercial activities in the United States and the rest of the world. Our present and future funding requirements will depend on many additional factors, including, among other things:

●	selling, marketing and distribution activities undertaken in connection with the commercialization of Omisirge, including establishing internal infrastructure;

●	the outcome of our strategic review process;

●	the costs related to obtaining regulatory approval for GDA-201, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any this product candidate; and

●	the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third-party intellectual property rights.

We have annual operating lease obligations related to our Boston and Kiryat Gat facilities in aggregate of $0.9 million, which is included in general and administrative expense. Beginning in April 2023, monthly principal and interest installment payments are due under the 2022 Note. For April and May 2023, the principal amortization payments are $0.95 million per month, decreasing to $0.84 million per month thereafter. Under certain circumstances, we may issue our ordinary shares in discharge of the principal and interest due under the 2022 Note, at an exchange rate that is based on a volume weighted exercise price calculated as set forth in the 2022 Note.

Until such time, if ever, as we can generate substantial product revenue, we will need to secure a strategic transaction or obtain substantial additional funding in connection with our continuing operations. We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product revenue streams, or product candidate or grant licenses on terms that may not be favorable to us.

A strategic transaction or additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to secure additional financing or a commercial or strategic partnership for Omisirge, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment. For more information as to the risks associated with our future funding needs, see “Item 1A. Risk Factors-Principal Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Quarterly Report does not include an attestation report of our registered public accounting firm due to our emerging growth company status which provides an exemption.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

●	We are heavily dependent on the success of Omisirge, including obtaining regulatory approvals in geographies outside of the United States, and if Omisirge is not successfully commercialized, our business will be adversely affected.

●	We do not have experience producing Omisirge at commercial levels or operating a cGMP compliant manufacturing facility.

●	We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the commercial launch of Omisirge or enter into agreements with third parties to market and sell Omisirge, we may be unable to generate any product revenue.

●	Sales of Omisirge will be limited unless it achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	It may be difficult for us to profitably sell Omisirge if coverage and reimbursement for Omisirge is limited by government authorities and/or third-party payer policies.

●	Although we are exploring a range of strategic alternatives, there is no certainty that we will be able to execute on any transaction or that such a transaction will enhance shareholder value, and any such transaction, if available and achieved, may be highly dilutive to our stockholders.

●	The costs associated with a potential strategic transaction may be significant.

●	We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

●	There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding or complete a strategic transaction in the near-term to continue to sufficiently fund our operations and pay our substantial debt, including our 5.875% convertible senior notes that mature in February 2026, or the 2021 Notes, and our first lien secured note that matures in December 2024, or the 2022 Note.

●	The Indenture governing the 2021 Notes and the Loan Agreement governing the 2022 Note each contains restrictive and financial covenants and other provisions that adversely affect our liquidity and may make it more difficult to execute our strategy or to effectively compete.

●	We have never generated any revenue from product sales and may never be profitable.

●	We may be unable to obtain regulatory approval for GDA-201 or any future product candidates.

●	The results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The success of our NAM technology platform and our product candidates is substantially dependent on developments within the emerging field of cellular therapies, some of which are beyond our control.

●	Because GDA-201 is based on novel technologies, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of GDA-201 and obtain the necessary regulatory approvals for commercialization.

●	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent us from proceeding with clinical trials.

●	Omisirge, GDA-201, or any future product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize GDA-201 or any of our future product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize Omisirge and GDA-201 and may affect the prices we may set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market and distribute our products after clearance or approval is obtained.

●	We may rely on third parties to conduct certain elements of our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

●	We rely on a single facility located in Kiryat Gat, Israel to manufacture Omisirge. Severe natural or other disaster, power outages or disruption at this site could have a material adverse effect on our ability to manufacture sufficient commercial supply.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of human umbilical cord blood units, or CBUs, at cord blood banks for the manufacture of Omisirge.

●	If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge, GDA-201 or any future product candidates, we may not be able to compete effectively in our market.

●	Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenue.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	The exchange of some or all of the 2021 Notes or 2022 Note into our ordinary shares could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

Risks Related to Commercialization of Omisirge

We are heavily dependent on the success of Omisirge, including obtaining regulatory approvals in geographies outside of the United States, and if Omisirge is not successfully commercialized, our business will be adversely affected.

To date, we have deployed all our efforts and financial resources to: (i) research and develop our NAM cell expansion platform, our product, Omisirge, and our NK cell portfolio, including conducting preclinical and clinical studies and providing general and administrative support for these operations; (ii) develop and secure our intellectual property portfolio for our product candidates; and (iii) expand our manufacturing facility at Kiryat Gat to produce Omisirge for our clinical trials and commercial use.

Omisirge may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from Omisirge will depend on a number of factors, including:

●	our success in educating medical professionals and patients about the benefits, administration and use of Omisirge;

●	timing of market introduction of Omisirge as well as competitive medicines;

●	our ability to successfully demonstrate the safety and efficacy of Omisirge;

●	continued projected growth of the markets in which Omisirge competes;

●	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

●	the extent to which physicians perform HSCT;

●	prevalence and severity of any side effects;

●	if and when we are able to obtain regulatory approvals for additional indications for Omisirge;

●	availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payers for procedures utilizing Omisirge;

●	potential or perceived advantages or disadvantages of Omisirge over alternative treatments, including cost of treatment and relative convenience and ease of administration;

●	strength of sales, marketing and distribution support, including from any potential strategic partner;

●	the price of Omisirge, both in absolute terms and relative to alternative treatments;

●	impact of past and limitation of future medicine price increases;

●	our ability to maintain a commercially viable manufacturing process that is compliant with cGMP and produces Omisirge at Kiryat Gat or through third party manufacturers;

●	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to Omisirge;

●	the performance of third-party distribution partners, over which we have limited control; and

●	medicine labeling or medicine insert requirements of the FDA or other regulatory authorities.

Many of these commercial risks are beyond our control. Accordingly, we cannot assure you that we will be able to commercialize Omisirge for its target indication. If we fail to achieve these objectives or overcome the challenges presented above, we could experience significant delays or an inability to successfully commercialize Omisirge. Accordingly, we may not be able to generate sufficient revenue through the sale of Omisirge to enable us to continue our business.

We do not have experience producing Omisirge at commercial levels or operating a cGMP manufacturing facility.

The Israeli Ministry of Health issued a certification of GMP compliance for our manufacturing facility at Kiryat Gat, Israel in July 2021 and we have established cGMP compliance under the FDA’s regulations. The FDA has completed its pre-licensing inspection of the Kiryat Gat, Israel facility, and there are no 483 observations.

We do not have an extensive number of employees with the experience or ability to manufacture Omisirge at commercial levels. Although the FDA has determined that our manufacturing facility at Kiryat Gat is cGMP compliant, the FDA and equivalent foreign regulatory authority may still in the future find violations of cGMP at our facility. We may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. We also may encounter problems hiring and retaining the experienced specialist scientific, quality control and manufacturing personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies, which could limit our access to additional attractive development programs. Problems in our manufacturing process or facilities also could restrict our ability to meet market demand for Omisirge.

We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the commercial launch of Omisirge or enter into agreements with third parties to market and sell Omisirge, we may be unable to generate any product revenue.

Although we have a chief executive officer with commercial experience to lead our efforts to commercialize Omisirge, we currently have a limited sales and marketing organization, and we have limited experience selling and marketing Omisirge. To successfully commercialize Omisirge, we will need to develop these capabilities, either on our own or with others. We may establish a larger sales and marketing organization independently or by utilizing experienced third parties with technical expertise and supporting distribution capabilities to commercialize Omisirge in major markets, all of which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities or identification of appropriate strategic partnering would adversely impact our ability to commercialize Omisirge.

Further, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize Omisirge. As such, we may be required to hire sales representatives and third-party partners to adequately support the commercialization of Omisirge, or we may incur excess costs if we hire more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. We also may enter into collaborations with large pharmaceutical companies to commercialize Omisirge. If our future collaborators do not commit sufficient resources to commercialize Omisirge, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may compete with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Our efforts to educate the medical community, including physicians, hospital pharmacists and infectious disease specialists, and third-party payers on the benefits of Omisirge may require significant resources and may never be successful. If Omisirge fails to achieve market acceptance among physicians, patients or third-party payers, we will not be able to generate significant revenue from Omisirge, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Sales of Omisirge will be limited unless it achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

The commercial success of Omisirge will depend upon the acceptance of Omisirge by the medical community, including physicians, patients, healthcare payers and hospital personnel, including transplant teams and pharmacists. The degree of market acceptance will depend on a number of factors, including:

●	the demonstration of clinical safety and efficacy of Omisirge in clinical trials;

●	the efficacy, potential and perceived advantages of Omisirge over alternative treatments;

●	the prevalence and severity of any adverse side effects;

●	product labeling or product insert requirements of the FDA or other equivalent foreign regulatory authorities, including any limitations or warnings contained in Omisirge’s approved labeling;

●	distribution and use restrictions imposed by the FDA or other equivalent foreign regulatory authorities agreed to by us as part of a mandatory or voluntary risk management plan;

●	our ability to obtain third-party payer coverage and adequate reimbursement for Omisirge;

●	the willingness of patients to pay for drugs out of pocket in the absence of third-party coverage;

●	the demonstration of the effectiveness of Omisirge in reducing the cost of alternative treatments;

●	the strength of marketing and distribution support;

●	the timing of market introduction of competitive products;

●	the availability of products and their ability to meet market demand; and

●	publicity concerning Omisirge or competing products and treatments.

There are a number of alternatives to Omisirge, including stem cell transplantation using cells from matched related donors, matched unrelated donors, haploidentical donors or unmodified umbilical cord blood. If Omisirge does not achieve an adequate level of acceptance by physicians, patients, healthcare payers and hospital personnel, including transplant teams and pharmacists, we may not generate sufficient revenue from Omisirge, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of Omisirge may require significant resources and may never be successful.

It may be difficult for us to profitably sell Omisirge if coverage and reimbursement for Omisirge is limited by government authorities and/or third-party payer policies.

Significant uncertainty exists as to the coverage and reimbursement status of Omisirge. In the United States and markets in other countries, sales of Omisirge will depend, in part, on the extent to which third-party payers provide coverage, and establish adequate reimbursement levels, for Omisirge. In the United States, third-party payers include federal and state healthcare programs, private managed care providers, health insurers and other organizations.

The process for determining whether a third-party payer will provide coverage for Omisirge may be separate from the process for setting the price of Omisirge or for establishing the reimbursement rate that such a payer will pay for Omisirge. Third-party payers may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication.

Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy.

We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of Omisirge, in addition to the costs required to obtain the FDA approvals. Omisirge may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for Omisirge does not imply that an adequate reimbursement rate will be approved. Further, the determination of one payer to provide coverage for Omisirge does not assure that other payers will also provide such coverage for Omisirge. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

The marketability of Omisirge may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for Omisirge, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition to any healthcare reform measures that may affect reimbursement, market acceptance and sales of Omisirge will depend on, in part, the extent to which the procedures utilizing Omisirge, performed by health care providers, will be covered by third-party payers, such as government health care programs, commercial insurance and managed care organizations. In the event health care providers and patients accept Omisirge as medically useful, cost effective and safe, there is uncertainty on how exactly Omisirge will be reimbursed. Third-party payers determine the extent to which new products will be covered as a benefit under their plans and the level of reimbursement for any covered product or procedure that may utilize a covered product. Coverage will be dependent on FDA-approval and other factors; reimbursement may vary across payers which is a risk for our product candidates. Establishment of reimbursement guidelines for products is difficult to predict at this time what third-party payers will decide with respect to the coverage and reimbursement for Omisirge.

A primary trend in the U.S. healthcare industry and elsewhere has been cost containment, including price controls, restrictions on coverage and reimbursement and requirements for substitution of less expensive products. Third-party payers decide which products and procedures they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for health care products and procedures, examining the cost effectiveness of procedures, and the products used in such procedures, in addition to their safety and efficacy, and payers limit coverage and reimbursement to the appropriate patient per a products label. We cannot be sure that coverage will be available for Omisirge, or, if coverage is available, the level of direct or indirect reimbursement.

We expect to experience pricing pressures in connection with the sale of Omisirge due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and other treatments, has become increasingly intense. As a result, high barriers exist to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for Omisirge.

Reimbursement by a third-party payer may depend upon a number of factors including the third-party payer’s determination that use of Omisirge is:

●	a covered benefit or part of a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement are typically made by The Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent products, and the procedures that utilize such products, will be covered and reimbursed under Medicare. Private payers may follow CMS, but have their own methods and approval processes for determining reimbursement for new products and the procedures that utilize such products. It is difficult to predict what CMS as well as other payers will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for Omisirge.

In addition, under current Medicare hospital inpatient reimbursement policies CMS offers a process whereby manufacturers may apply for the temporary New Technology Add-on Payment or NTAP program for a new medical technology when the applicable Diagnosis-Related Group, or DRG, based inpatient prospective payment rate is inadequate to cover the cost of a new product. As part of our commercialization efforts, we have submitted an application for Omisirge to be eligible under the NTAP program, but may withdraw the application if we determine that participation in the NTAP program would not be consistent with our reimbursement strategy. To obtain add-on payment, a technology must be considered “new,” represent an advance in medical technology that substantially improves, relative to technologies previously available, the diagnosis or treatment of Medicare beneficiaries, and data reflecting the cost of the new technology must not yet be available in the data used to recalibrate the DRGs and the sponsor much show that admissions involving the furnishing of the technology exceed cost thresholds established by CMS for each applicable DRG. If an application is approved, new technology add-on payments are made to hospitals for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to meeting CMS’s requirements for the NTAP program before add-on payments can be made, and we cannot assure that CMS will agree to provide such incremental payments for Omisirge or any of our other product candidates.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payer. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. Further, no uniform policy requirement for coverage and reimbursement exists among third-party payers in the United States. Similarly, health care providers enter into participation agreements with third-party payers wherein reimbursement rates are negotiated. Therefore, coverage and reimbursement can differ significantly from payer to payer and health care provider to health care provider. As a result, we cannot be sure that coverage or adequate reimbursement will be available for Omisirge or procedures utilizing Omisirge. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, Omisirge. If reimbursement is not available, or is available only to limited levels, we may not be able to commercialize Omisirge or achieve profitably.

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

Risks Related to Our Strategic Review Process

Although we are exploring a range of strategic alternatives, there is no certainty that we will be able to execute on any transaction or that such a transaction will enhance shareholder value, and any such transaction, if available and achieved, may be highly dilutive to our stockholders.

On March 27, 2023, we announced the initiation of a process to reprioritize our business activities to primarily focus on the commercial launch of Omisirge, and that we are exploring potential commercial and strategic options to support a broader launch of Omisirge. Certain potential transactions, if available and achieved, could result in substantial dilution to existing shareholders and have a material adverse effect on the price of our ordinary shares.

As of March 31, 2023, we had cash and cash equivalents of $46.8 million. In light of our ongoing and projected operational expenses, there can be no assurance that any potential financing transaction or any alternative strategic transaction, if available, would be sufficient for our financing needs. In light of our current share price, raising additional funds through the issuance of additional debt or equity securities, including as part of a strategic alternative, could result in substantial dilution to our existing shareholders, and increased fixed payment obligations. Furthermore, any issued securities may have rights senior to those of our ordinary shares. Any of these events could significantly harm our business, financial condition, and prospects.

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

We are a commercial-stage biopharmaceutical company. We have incurred net losses each year since our inception in 1998, including net losses of $79.4 million and $89.8 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $437.8 million.

We have devoted substantially all our financial resources to designing and developing Omisirge and our product candidates, including conducting preclinical studies and clinical trials, building a manufacturing facility at Kiryat Gat, Israel and providing general and administrative support for these operations. Although we have implemented significant cost reduction and other cash-focused measures to manage liquidity, we expect to continue to incur significant expenses and operating losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern, and we will be required to raise additional funds, seek alternative means of financial support, or both, in order to continue operations.

We plan to conduct a commercial launch of Omisirge ourselves in the United States that will require a more limited investment resulting in a slower ramp of sales. In addition, we continue to explore partnerships or broader strategic alternatives that would provide additional resources to support the launch of Omisirge and associated commercial activities in the United States and the rest of the world. To date, we have financed our operations primarily through our public offerings of equity securities, private placements of debt and equity securities and royalty-bearing grants that we received from the Israeli Innovation Authority, or the IIA, formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, including from Bereshit Consortium, sponsored by the IIA. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Though we have obtained regulatory approval from the FDA to market Omisirge in the United States, even if we obtain regulatory approval to market GDA-201 or any future product candidates, our future revenue will depend upon the size of any markets in which such product and product candidates receive approval, and our ability to achieve sufficient market acceptance, pricing and reimbursement from third-party payers for such product and product candidates. Further, the net losses that we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We may also incur other unanticipated costs from our operations.

There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding or complete a strategic transaction in the near-term to continue to sufficiently fund our operations and pay our substantial debt, including the 2021 Notes and 2022 Note.

Our financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy its liabilities in the ordinary course of business. Our future operations are dependent upon the identification and successful completion of equity or debt financing or a strategic transaction and the achievement of profitable operations at an indeterminate time in the future. There can be no assurances that we will be successful in completing equity or debt financing or a strategic transaction or in achieving profitability. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern. Our audited consolidated financial statements as of and for the year ended December 31, 2022 accompanying our previously filed Annual Report note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity.

In order to fund further operations, including commercializing Omisirge ourselves beyond our focused commercial launch, we will need to raise capital or enter into a strategic transaction. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. For example, in April 2023, we completed an underwritten public offering of 17,500,000 ordinary shares and accompanying warrants to purchase 17,500,000 ordinary shares at a public offering price of $1.30 per ordinary share and accompanying warrant, for gross proceeds of approximately $22.8 million, before deducting underwriting discounts and commissions and estimated offering expenses.

Additional financing or a strategic transaction may not be available when we need it or may not be available on terms that are favorable to us.

If we are unable to raise the requisite funds or enter into a strategic transaction, we will need to curtail or cease operations and wind down our business, in which case, we may liquidate and distribute remaining cash to shareholders, after satisfaction of any obligations. We would incur third party costs associated with any distribution which would further limit funds to shareholders. There would be significant costs associated with winding down, such as separation of employees and termination of contracts, and we could owe certain taxes on any such transaction, all of which will further reduce the cash resources available for distribution to our shareholders.

In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2021 Notes and 2022 Note, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may never generate cash flow from operations sufficient to support our operations, service our debt and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, subject to the restrictions contained in both the Indenture between Gamida Cell Ltd., Gamida Cell Inc., and Wilmington Savings Fund Society, FSB, entered into on February 16, 2021, or the Indenture, governing the 2021 Notes, and the Loan and Security Agreement governing the 2022 Note, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. We will require significant additional financing or a commercial or strategic partnership to fund our operations. Our present and future funding requirements will depend on many factors, including, but not limited to:

●	selling, marketing and distribution activities undertaken in connection with the commercialization of Omisirge, including establishing internal infrastructure;

●	the outcome of our strategic review process;

●	the costs related to obtaining regulatory approval for GDA-201, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to GDA-201; and

●	the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third-party intellectual property rights.

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of GDA-201. In addition, Omisirge, and GDA-201, if approved, may not achieve commercial success. Our product revenue for the next several years, if any, will be derived from or based on sales of Omisirge. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives or pursue a strategic transaction. Any strategic transaction or additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize our product. We cannot guarantee that a strategic transaction or any future financing will be available on terms acceptable to us, if at all, and the terms of any strategic transaction or financing may adversely affect the interests or rights of our shareholders.

In light of our current liquidity challenges, in the first quarter of 2023 our management implemented cost reduction and other cash-focused measures, including discontinuation of our NK cell pre-clinical product development activities, closure of our Jerusalem facilities and a reduction in force affecting 17% of our workforce to better align our workforce with the current needs of our business and focus our capital resources on commercial launch of Omisirge. To conserve cash, we have also strategically evaluated our arrangements with suppliers and service providers and have, in several instances, either initiated an orderly wind-down of those arrangements, where feasible, or transitioned such relationships to lower cost alternative providers.

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

In addition, our ability to raise additional capital or enter into a strategic transaction may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, the COVID-19 pandemic, the military conflict between Ukraine and Russia, current and potential future bank failures, and otherwise. The recent closures of Silicon Valley Bank and Signature Bank have resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to borrow or raise additional capital could be substantially impaired.

The Indenture governing the 2021 Notes and the Loan Agreement governing the 2022 Note each contains restrictive and financial covenants and other provisions that adversely affect our liquidity and may make it more difficult to execute our strategy or to effectively compete.

The Indenture governing the 2021 Notes and the Loan and Security Agreement governing the 2022 Note each contain restrictive and financial covenants and other provisions that adversely affect our liquidity and may make it more difficult to execute our strategy or to effectively compete.

Subject to certain exceptions and qualifications, the Indenture governing the 2021 Notes and the Loan and Security Agreement restrict our ability to, among other things, (i) pay dividends or make other payments or distributions on capital stock, or purchase, redeem, defease or otherwise acquire or retire for value any capital stock, (ii) incur indebtedness or issue preferred stock, other than certain forms of permitted debt, (iii) sell assets or dispose of certain material assets, (iv) enter into certain transactions with affiliates, (v) merge, consolidate or sell all or substantially all assets. Each of the Indenture and the Loan and Security Agreement also require us to make an offer to repurchase the 2021 Notes or the 2022 Note, as applicable, upon the occurrence of certain asset sales or disposition of certain material assets. Further, the Loan and Security Agreement requires us to make monthly installment payments in an amount equal to (a) a ratable amount of the outstanding principal amount of the Loan and Security Agreement divided by the remaining months to the maturity date plus (b) accrued and unpaid interest on such amount. Such installment payments will also include a 5% prepayment premium on the principal being repaid. These restrictions may make it difficult to successfully execute our business strategy or effectively compete with companies that are not similarly restricted.

In addition, pursuant to the Indenture and the Loan and Security Agreement, we are required to maintain a consolidated cash and cash equivalents balance of at least $20 million.

Our failure to comply with this liquidity covenant would constitute a default under the Indenture, which would mature into an event of default if we continue to be out of compliance for more than 60 days after notice from the holders or the trustee. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all outstanding 2021 Notes will become due and payable immediately without further action or notice. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2021 Notes may declare all the 2021 Notes to be due and payable immediately.

Both the Indenture and the Loan and Security Agreement provide that a number of events will constitute an event of default, including, among other things, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, judgments against us, and in the case of the Loan and Security Agreement, the occurrence of a change of control or material adverse change, the termination of any guaranty, the occurrence of certain events relating to governmental approvals and certain events relating to the collateral and lien priority. In the case of an event of default arising from certain events of bankruptcy or insolvency with respect to us, all obligations under the Indenture and the Loan and Security Agreement shall be immediately due and payable without action by the lenders. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2021 Notes, in the case of the Indenture, or the administrative agent, at the direction of certain of the lenders, may, without notice or demand, deliver a notice of an event of default and by notice to us declare all obligations under the 2021 Notes or the 2022 Note immediately due and payable. Such acceleration of our debt under the Indenture or the Loan and Security Agreement could have a material adverse effect on our liquidity if we are unable to negotiate mutually acceptable terms with the holders of the 2022 Note or the lenders of the Loan and Security Agreement or if alternate funding is not available to us. Furthermore, if we are unable to repay the 2022 Note or the loan under the Loan and Security Agreement upon an acceleration or otherwise, we would be forced into bankruptcy or liquidation.

We have never generated any revenue from product sales and may never be profitable.

We have never generated any revenue from product sales and our ability to generate future revenue from the commercialization of Omisirge is uncertain. Since we plan to conduct the initial commercial launch of Omisirge ourselves, we have had to undertake sufficient costs to build out a sales and distribution team. If in the future we enter into one or more partnerships for the commercialization of Omisirge, we will surrender a portion of our revenue to our partner or partners, and if we securitize royalty streams related to Omisirge, future revenues would be held in trust for beneficiaries of the financing in exchange for which we would receive certain payments based on an assessment of future sales. Furthermore, revenue from product sales will depend heavily on our ability to:

●	commercialize Omisirge with collaborators or strategic partners;

●	obtain regulatory approvals and marketing authorizations for Omisirge in jurisdictions outside of the United States;

●	price Omisirge in a manner designed to encourage market acceptance from the medical community and third-party payers;

●	expose, educate and train physicians and other medical professionals to use Omisirge;

●	maintain regulatory approval for a sustainable and scalable in-house and/or third-party manufacturing process for Omisirge that meets all applicable regulatory standards;

●	establish and maintain supply and, if applicable, manufacturing relationships with third parties that can provide adequate, in both amount and quality, products to support the market demand for Omisirge;

●	ensure procedures utilizing Omisirge are approved for coverage and adequate reimbursement from governmental agencies, private insurance plans, managed care organizations, and other third-party payers in jurisdictions where they have been approved for marketing;

●	address any competing technological and market developments that impact Omisirge or its prospective usage by medical professionals;

●	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter and perform our obligations under such collaborations;

●	maintain, protect and expand our portfolio of intellectual property rights, including patents, patent applications, trade secrets and knowhow; and

●	avoid and defend against third-party interference, infringement or other intellectual property related claims; attract, hire and retain qualified personnel.

Though we have obtained regulatory approval to market Omisirge in the United States, our revenue will be dependent in part upon the size of the markets in the territories for which we gain regulatory approval for Omisirge, the accepted price for Omisirge, our ability to obtain reimbursement for Omisirge at any price, whether we own the commercial rights for that territory in which Omisirge has been approved and the expenses associated with manufacturing and marketing Omisirge for such markets. Therefore, we may not generate significant revenue from the sale of Omisirge. Further, if we are not able to generate significant revenue from the sale of Omisirge, we may be forced to curtail or cease our operations. Due to the numerous risks and uncertainties involved in product development and commercialization, it is difficult to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

Risks Related to the Clinical Development of GDA-201 and any Future Product Candidates

We may be unable to obtain regulatory approval for GDA-201 or any future product candidates.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting and export and import of drug products are subject to extensive regulation by the FDA, the EU and in other countries. These regulations differ from country to country. To gain approval to market our product candidates, we must provide data from well-controlled clinical trials that adequately demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA, EMA or other regulatory authority. The FDA, European Commission or other regulatory agencies can delay, limit or deny approval of our product candidates for many reasons, including:

●	regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;

●	our inability to demonstrate that the product candidates are safe and effective for the target indication to the satisfaction of the FDA, EMA or other regulatory agencies;

●	regulatory requests to provide additional data regarding our planned commercial manufacturing sites, or the failure of a regulatory agency to accept the manufacturing processes or facilities at our manufacturing site or those of third-party manufacturers with which we contract;

●	the FDA’s, EMA’s, or other regulatory agencies’ disagreement with our clinical trial protocol, the interpretation of data from preclinical studies or clinical trials, or adequacy of the conduct and control of clinical trials;

●	clinical holds, other regulatory objections to commencing or continuing a clinical trial or the inability to obtain regulatory approval to commence a clinical trial in countries that require such approvals;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assess safety in the patient population for which we seek approval;

●	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding safety or efficacy of our product candidates observed in clinical trials;

●	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;

●	any determination that a clinical trial presents unacceptable health risks to subjects;

●	our inability to obtain approval from institutional review boards, or IRBs, to conduct clinical trials at their respective sites;

●	the non-approval of the formulation, labeling or the specifications of our product candidates;

●	the potential for approval policies or regulations of the FDA, European Commission, EMA or other regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval; or

●	resistance to approval from the advisory committees of the FDA, European Commission, EMA or other regulatory agencies for any reason including safety or efficacy concerns.

In the United States, we are required to submit a BLA to obtain FDA approval before marketing our product candidates. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and potency, or efficacy, for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product.

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

Even if we receive approval of any regulatory filing for our product candidates, the FDA may grant any such approval contingent on the performance of costly and potentially time-consuming additional post-approval clinical trials or subject to contraindications, black box warnings, restrictive surveillance or a Risk Evaluation and Mitigation Strategy, or REMS. Further, the FDA, European Commission, or other regulatory authorities may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and these regulatory authorities may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, will be subject to additional FDA notification, or review and approval. Also, regulatory approval for any of our product candidates may be withdrawn. To the extent we seek regulatory approval in jurisdictions outside of the United States and European Union, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions.

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

Our NAM expansion technology platform and our product candidates are designed to increase the therapeutic functionality of cell therapy products, which represents a novel development within the field of cellular therapeutics. Stem cell therapies in turn represent a relatively new therapeutic area that presents a number of scientific, clinical, regulatory and ethical challenges. Any adverse developments in the field of stem cell therapies generally, and in the practice of hematopoietic stem cell transplant in particular, will negatively impact our ability to develop and commercialize our product candidates. In particular, we currently anticipate that Omisirge and any product candidates that we develop from our NAM technology platform would be adopted into the current standard of care for hematopoietic stem cell transplant, or HSCT, procedures. If the market for HSCT procedures declines or fails to grow at anticipated levels for any reason, or if the development and commercialization of therapies targeted at the underlying cause of diseases addressed by Omisirge obviate the need for patients to undergo HSCT procedures, our business prospects will be significantly harmed.

Because GDA-201 is based on novel technologies, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of GDA-201 and obtain the necessary regulatory approvals for commercialization.

Our product candidate, GDA-201, is based on our novel NAM technology platform, and unexpected problems related to this new technology may arise that could cause us to delay, suspend or terminate our development efforts. Regulatory approval of novel product candidates such as ours can be more expensive and take longer, than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. Cell therapies represent a relatively new therapeutic area, and the FDA and equivalent foreign regulatory authorities have cautioned consumers about potential safety risks associated with these therapies. To date, there are relatively few approved cell therapy products.

Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition, adverse developments in clinical trials of potential cell therapies conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates. These regulatory authorities and advisory groups and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent us from proceeding with clinical trials.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any drugs that may be approved for the indications we are investigating, the eligibility criteria for the study, our ability to obtain and maintain patient consents and the risk that patients enrolled in clinical trials will drop out of the trials before completion. For example, patients may prefer to undergo treatment with stem cell transplantation with cells sourced from matched related donors, matched unrelated donors or haploidentical donors, as opposed to being treated with Omisirge, which would adversely affect the enrollment of our clinical trials.

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

Omisirge, GDA-201, or any future product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

Undesirable side effects, including toxicity caused by Omisirge, GDA-201, or any future product candidates, or the drugs encapsulated thereby, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other regulatory agencies. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical studies could be suspended or terminated, and the FDA, European Commission or other regulatory agencies could order us to cease further development of or deny or withdraw approval of Omisirge, GDA-201, or any of our future product candidates for any or all targeted indications. Moreover, during the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions.

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

Further, patients with the diseases targeted by our company are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. Omisirge may be associated with infusion reactions, graft versus host disease, engraftment syndrome, and graft failure, Infusion reactions occurred following Omisirge infusion, including hypertension, mucosal inflammation, dysphagia, dyspnea, vomiting and gastrointestinal toxicity were reported in 47% (55/117) patients transplanted with Omisirge. Grade 3-4 infusion reactions were reported in 15% (18/117) of patients transplanted with Omisirge. Primary graft failure, defined as failure to achieve an absolute neutrophil count greater than 500 per microliter blood by Day 42 after transplantation, occurred in 3% (4/117) of patients in Omisirge clinical trials. Acute and chronic GvHD, including life-threatening and fatal cases, occurred in patients transplanted with Omisirge. Grade II-IV acute GvHD was reported in 58% (68/117) of patients transplanted with Omisirge. Grade III- IV acute GvHD was reported in 17% (20/117) of patients transplanted with Omisirge. Chronic GvHD occurred in 35% (41/117) of patients transplanted with Omisirge. Two patients treated with Omisirge developed post-transplant lymphoproliferative disorder (PTLD) in the second-year post-transplant. In our first Phase 1/2 clinical trial of GDA-201, adverse events included one patient who died of E. coli sepsis. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.

Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. For instance, allogeneic bone marrow transplant, the area in which Omisirge is being used, is associated with serious complications, including death. In addition, there are expected toxicities for patients who receive an allogeneic bone marrow transplant, such as infertility. Thus, while not directly associated with Omisirge, there are attendant risks with the space in which our product candidates operate, and any related investigations may interrupt our development and commercialization efforts, delay our regulatory approval process, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Additionally, if we or others later identify undesirable side effects caused by Omisirge, a number of potentially significant negative consequences could result, including, but not limited to:

●	regulatory authorities may suspend or withdraw approvals of Omisirge;

●	regulatory authorities may require additional warnings on the label in addition to Omisirge’s “black box” warning, such as a contraindication;

●	additional restrictions may be imposed on the marketing of Omisirge or the manufacturing processes for Omisirge or any component thereof;

●	we may be required to create a REMS, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

●	we may be required to recall Omisirge, change the way Omisirge is administered or conduct additional clinical trials;

●	we could be sued and held liable for harm caused to patients;

●	Omisirge may become less competitive; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Omisirge, and could significantly harm our business, results of operations and prospects.

Risks Related to Government Regulation

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize GDA-201 or any of our future product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

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

Omisirge and any other approved products will remain subject to regulatory scrutiny.

An approved product will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post- market information, including both federal and state requirements in the United States and European Union and requirements of comparable regulatory authorities.

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

We obtained Breakthrough Therapy Designation for Omisirge for the treatment of hematologic malignancies and may receive it in the future if the clinical data support such a designation for one or more of our other product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, or biologic, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Biologics designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our current or future product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation.

In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product no longer meets the conditions to qualify for Breakthrough Therapy Designation.

We may be unable to maintain the benefits associated with orphan drug designations that we have obtained, including market exclusivity, which may cause our revenue, if any, to be reduced.

We obtained orphan drug designation for Omisirge from the FDA and the European Commission for the treatment of hematologic malignancies, and we may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Even though we obtained orphan drug designation for Omisirge from the FDA for the treatment of hematologic malignancies and from the European Commission for allogeneic ex-vivo-expanded umbilical cord blood-derived haematopoietic CD34+ progenitor cells and allogeneic non-expanded umbilical cord blood-derived haematopoietic mature myeloid and lymphoid cells (also known as NiCord), orphan drug exclusivity may not effectively protect Omisirge from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or European Commission can subsequently approve the same drug with the same active moiety for the same condition if the FDA or European Commission concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize Omisirge and GDA-201 and may affect the prices we may set.

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

In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies are subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed value-based payment models for a variety of care settings, including the inpatient prospective payment system used for reimbursing inpatient hospital services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for Omisirge, GDA-201, or our future product candidates or additional pricing pressures.

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

Doctors may recommend that patients undergo stem cell transplantation using cells from matched related donors, matched or mismatched unrelated donors, haploidentical donors or unmodified umbilical cord blood instead of using Omisirge or may choose other therapy options instead of our other NAM-derived product candidates. In addition, there are several clinical-stage development programs that seek to improve umbilical cord blood transplantation through the use of ex vivo expansion technologies to increase the quantity of hematopoietic stem cells for use in HSCT or the use of ex vivo differentiation technologies to increase the quantity of hematopoietic progenitor cells for use in HSCT. We are aware of several other companies with product candidates in various stages of development for allogeneic HSCT grafts, including but not limited to ExCellThera and Garuda Therapeutics, and for NK cells, including, Takeda Pharmaceutical Company Limited, Fate Therapeutics, Artiva, Sanofi, MiNK Therapeutics, ONK Therapeutics, Shoreline, Cellularity, NKarta, Wugen, Century Therapeutics, Appia Bio and FujiFilm Cellular Dynamics. In addition, many universities and private and public research institutes may develop technologies of interest to us but license them to our competitors. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than Omisirge or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

We believe that our ability to successfully compete will depend on, among other things:

●	the results of our preclinical studies and clinical trials;

●	our ability to recruit and enroll patients for our clinical trials;

●	the efficacy, safety and reliability of our product candidates;

●	the speed at which we develop our product candidates;

●	our ability to design and successfully execute appropriate clinical trials;

●	our ability to protect, develop and maintain intellectual property rights related to our product;

●	our ability to maintain a good relationship with regulatory authorities;

●	the timing and scope of regulatory approvals, if any;

●	our ability to commercialize and market any of our product candidates that receive regulatory approval;

●	market perception and acceptance of stem cell therapeutics;

●	acceptance of our product candidates by physicians and institutions that perform HSCT procedures;

●	the price of our products;

●	coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

●	our ability to manufacture and sell commercial quantities of any approved products to the market.

If our competitors market products that are more effective, safer or less expensive than our future products, if any, or that reach the market sooner than our future products, if any, we may not achieve commercial success. Any inability to successfully compete effectively will adversely impact our business and financial prospects.

Even though Omisirge is approved by the FDA for marketing in the United States, we may never obtain approval of Omisirge outside of the United States, which would limit our market opportunities and adversely affect our business.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by non-U.S. regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Sales of Omisirge or our other product candidates outside of the United States will be subject to the regulatory requirements of other jurisdictions governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities in other countries also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our product candidates, if approved, is also subject to approval.

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

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for a product candidate may be withdrawn. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of Omisirge or our other product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

In the United States, we obtained marketing approval for Omisirge for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. We will train our Omisirge marketing and sales personnel or the marketing and sales personnel of any strategic partner to not promote Omisirge for any other uses outside of any FDA-cleared indications for use, known as “off-label use.”

We cannot, however, prevent a physician from using Omisirge off-label, when in the physician’s independent professional medical judgment, he or she deems it appropriate. As a result, there may be increased risk of injury to patients if physicians attempt to use Omisirge for these uses for which they are not approved. Furthermore, the use Omisirge for indications other than those approved by the FDA or any non-U.S. regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Even following our establishment of our own planned cGMP-compliant manufacturing capabilities, we intend to continue to rely on third-party suppliers for these raw materials and pieces of equipment, which will expose us to risks including:

●	failure of any supplier to become or maintain its status as a cGMP-compliant manufacturer of raw materials, which status is a prerequisite to our attainment of a BLA for Omisirge and our other product candidate;

●	termination or nonrenewal of supply or service agreements with third parties in a manner or at a time that is costly or damaging to us; and

●	disruptions to the operations of our third-party suppliers and service providers caused by conditions unrelated to our business or operations, including the bankruptcy of the supplier or service provider.

We rely on a single facility located in Kiryat Gat, Israel to manufacture Omisirge. Severe natural or other disaster, power outages or disruption at this site could have a material adverse effect on our ability to manufacture sufficient commercial supply.

Unless and until we establish an alternative supplier, we will be solely dependent on our facility in Kiryat Gat, Israel for the manufacture of the clinical and commercial supply of Omisirge. We have completed construction on the facility in Kiryat Gat. The FDA completed its pre-licensing inspections and approved our facility in Kiryat Gat to manufacture commercial supplies of Omisirge. Such inspection resulted in no 483 observations. In addition, the Israeli Ministry of Health has also completed physical inspections of the facility in Kiryat Gat, Israel. Severe natural or other disasters, power outages, ongoing or revived hostilities or other political or economic factors could severely disrupt our manufacturing operations at our Kiryat Gat facility. If any event occurred that prevented us from using all or a significant portion of this facility or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue manufacturing Omisirge for a substantial period of time in sufficient quantities, or at all. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate to guarantee a sufficient continuation of supply in the event of a serious disaster or similar event. Although we intend to establish an alternative source supplier or manufacturer for the commercial supply of Omisirge, we cannot guarantee that we will be able to establish an alternative source, supplier or partner for the manufacturing of Omisirge at acceptable commercial terms, or at all.

Our reliance on third parties requires us to share our trade secrets and other intellectual property, which increases the possibility that a competitor will discover them or that our trade secrets and other intellectual property will be misappropriated or disclosed.

Because we rely on third parties to provide us with the materials that we use to develop and manufacture Omisirge, we may, at times, share trade secrets and other intellectual property with such third parties. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements, or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets and intellectual property. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

We face a variety of challenges and uncertainties associated with our dependence on the availability of human umbilical cord blood units, or CBUs, at cord blood banks for the manufacture of Omisirge.

CBUs are one of the raw materials for the manufacture of Omisirge. The CBUs currently used in the manufacture of Omisirge are procured directly by the clinical cell processing facilities from cord blood banks, which hold more than 800,000 CBUs that have been donated, processed and cryopreserved. However, the availability of CBUs for the manufacture of Omisirge depends on a number of regulatory, political, economic and technical factors outside of our control, including:

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

Additionally, we do not have control over the types of CBUs used in the manufacture of Omisirge. We rely heavily on these clinical cell processing facilities to procure CBUs from cord blood banks that are compliant with government regulations and within the current standard of care. In addition, we may identify specific characteristics of CBUs, such as their volume and red blood cell content, that may limit their ability to be used to manufacture Omisirge even though these CBUs may otherwise be suitable for use in allogeneic transplant. As a result, the requirement for CBUs to meet our specifications may limit the potential inventory of CBUs eligible for use in the manufacture of Omisirge. There is a large variability in the tests, methods and equipment utilized by cord blood banks in testing CBUs before storage. This could result in CBUs that are found to be unsuitable for production after their arrival at the manufacturing site. In the United States, cord blood banks are required to file a BLA and meet certain continued regulatory requirements in order to bank and provide CBUs for transplantation. Despite these requirements, most of the cord blood banks in the United States are not licensed. While the FDA currently allows CBUs from unlicensed cord blood banks to be used for transplantation and we have used CBUs from such facilities in the manufacture of Omisirge for our clinical trials, the FDA may later prohibit the use of such CBUs for transplantation. Additionally, although CBUs from non-U.S. cord blood banks, which are generally unlicensed, are currently available in the United States for use in transplantation and we have used CBUs from non-U.S. cord blood banks in our clinical trials, we anticipate we will not be able to use cord blood from non-U.S. cord blood banks for the manufacturing of Omisirge. Any inability to procure adequate supplies of CBUs will adversely impact our ability to develop and commercialize Omisirge.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge, GDA-201 or any future product candidates, we may not be able to compete effectively in our market.

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

Because our programs may require the use of intellectual property or proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license, or use these intellectual property and proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and the rights to these formulations may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, the Indenture governing our 2021 Notes contain restrictions that may limit our ability to enter into acquisition or in-licensing agreements.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We are also subject to certain restrictions regarding obtaining licenses of third-party intellectual property pursuant to the terms of the agreements governing the 2021 Notes, and we may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may have to abandon development of that program and our business and financial condition could suffer.

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

Our workforce reduction announced on March 27, 2023, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On March 27, 2023, we announced as part of the strategic reprioritization of our business activities that we had authorized a headcount reduction of 17%, with the majority of impacted employees tied to the discontinuation of the pre-clinical NK cell therapy candidates. We expect to substantially complete the terminations during the second quarter of 2023 and estimate that we will reduce our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing Omisirge or potential product candidates.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product or product candidates to support and pursue the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources away from better opportunities. Our decision to terminate our NK-cell research and development program may also prove not to be optimal and could cause us to miss valuable opportunities. Furthermore, we made the decision to prioritize the development of Omisirge for the treatment of hematologic malignancies over sickle cell disease because our hematologic malignancy program was at a more advanced stage of development, and our sickle cell program remains exploratory. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the pharmaceutical industry, in particular for Omisirge, our business, financial condition and results of operations could be materially adversely affected.

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

Certain of our executive officers, directors and holders of more than 5% of our voting securities beneficially owned as of March 31, 2023 hold shares that represent approximately 3.4% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

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

The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above the initial public offering price. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our ordinary shares:

●	success of the initial commercial launch of Omisirge;

●	investor reaction to the news of the strategic reprioritization of our business activities;

●	unsatisfactory results of clinical trials;

●	announcements of regulatory approvals or the failure to obtain them, or specific label indications or patient populations for their use, or changes or delays in the regulatory review process;

●	announcements of therapeutic innovations or new products by us or our competitors;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws or regulations, and payer reimbursement requirements applicable to any candidate product in any of our platforms;

●	any adverse changes to our relationship with manufacturers or suppliers, especially manufacturers of candidate products;

●	any intellectual property infringement, misappropriation or other actions in which we may become involved;

●	announcements concerning our competitors or the pharmaceutical industry in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of, or involvement in, litigation;

●	any changes in our board of directors or management; and

●	the other factors described in this “Risk Factors” section.

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

Our 2021 Notes may be exchanged, at the election of the holder, for our ordinary shares at an initial share price of $17.76. As of March 31, 2023, the 2021 Notes had an aggregate outstanding balance of approximately $72.4 million.

Our 2022 Note is exchangeable at the option of Highbridge into our ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid remaining coupons due through December 12, 2024. In addition, under certain circumstances, we can issue ordinary shares in exchange for the discharge of the monthly principal installment payments and related interest. As of March 31, 2023, the 2022 Note had an aggregate outstanding balance of $19.0 million. In the first quarter of 2023, Highbridge elected to exchange $6.0 million of outstanding principal amount of the 2022 Note and we issued 3,774,545 ordinary shares on exchange of this principal amount and in payment of accrued and make-whole interest thereon. The exchange of some or all of the 2021 Notes or 2022 Note could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

An increase in our authorized share capital will be required for future financings or other strategic transactions.

To fund our operations, we need to seek additional capital through public or private equity offerings, debt financings, partnerships or broader strategic alternatives. We have limited ordinary shares currently available and authorized for issuance under our amended and restated articles of association. Investors in prior transactions have purchased our ordinary shares as well as our convertible securities and exchangeable debt, such as our warrants, the 2021 Notes and the 2022 Note, for which we must reserve authorized and unissued ordinary shares. We therefore need to increase the number of authorized ordinary shares under our amended and restated articles of association, which requires shareholder approval, in order to issue ordinary shares or convertible securities to investors and potential strategic partners in capital raising transactions. If we are unable to increase our authorized shares, we will be limited in our efforts to raise additional capital and we will be required to make future principal and interest payments on our 2021 Note with cash. If we are unable to secure additional financing or a commercial or strategic partnership for Omisirge, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment.

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

Future changes to tax laws could materially adversely affect our company and reduce net return to our shareholders.

Tax laws are dynamic and subject to change as new laws are passed and interpretations of the law are issued or applied. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received, or (in the specific context of withholding tax) dividends paid. For instance, the recently enacted Inflation Reduction Act of 2022 imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholder, and increase the complexity, burden, and cost of tax compliance.

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

The Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Association of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 31, 2023.

3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form F-1 (File No. 333-227601), filed with the SEC on September 28, 2018).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

4.2	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on April 21, 2023.

10.1	Underwriting Agreement, dated as of April 19, 2023, by and between Gamida Cell Ltd. and Piper Sandler & Co., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on April 21, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gamida Cell Ltd.

May 15, 2023	By:	/s/ Abigail Jenkins
Abigail Jenkins
President, Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2023	By:	/s/ Shai Lankry
Shai Lankry
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)