Form 10-Q
period 2023-06-30
Gamida Cell Ltd.
filed 2023-08-14
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 121,523,280 ordinary shares outstanding as of August 11, 2023.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamida Cell ltd. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023

U.S. DOLLARS IN THOUSANDS

UNAUDITED

- - - - - - - - - - - - - -

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

		June 30,	December 31,
	Note	2023	2022
		(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$54,075	$64,657
Restricted Cash		138	-
Inventory		2,390	-
Prepaid expenses and other current assets		2,262	1,889

Total current assets		58,865	66,546

NON-CURRENT ASSETS:
Restricted deposits		3,150	3,668
Property, plant and equipment, net		43,639	44,319
Operating lease right-of-use assets	3	4,336	7,024
Severance pay fund		1,291	1,703
Other long-term assets		1,227	1,513

Total non-current assets		53,643	58,227

Total assets		$112,508	$124,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

		June 30,	December 31,
	Note	2023	2022
		(unaudited)

LIABILITIES AND SHARHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables		$2,440	$6,384
Employees and payroll accruals		5,545	5,300
Operating lease liabilities	3	2,176	2,648
Accrued interest of convertible senior notes		1,842	1,652
Accrued expenses and other current liabilities		8,735	8,891

Total current liabilities		20,738	24,875

NON-CURRENT LIABILITIES:
Convertible senior notes, net	4, 5	86,117	96,450
Warrants liability	5	25,629	-
Accrued severance pay		1,403	1,914
Long-term operating lease liabilities	3	2,461	4,867
Other long-term liabilities		1,873	4,690

Total non-current liabilities		117,483	107,921

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS’ DEFICIT:	7, 8
Share capital -
Ordinary shares of NIS 0.01 par value - Authorized: 225,000,000 and 150,000,000 shares at June 30, 2023 (unaudited) and December 31, 2022, respectively; Issued: 112,425,611 and 74,703,030 shares at June 30, 2023 (unaudited) and December 31, 2022, respectively; Outstanding: 112,274,165 and 74,583,026 shares at June 30, 2023 (unaudited) and December 31, 2022, respectively		305	211
Treasury ordinary shares of NIS 0.01 par value - 151,446 and 120,004 shares at June 30, 2023 (unaudited) and December 31, 2022, respectively		*	*
Additional paid-in capital		443,450	408,598
Accumulated deficit		(469,468)	(416,832)

Total shareholders’ deficit		(25,713)	(8,023)

Total liabilities and shareholders’ deficit		$112,508	$124,773

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	Unaudited

Research and development expenses, net	$8,687	$10,563	$17,527	$21,868
Commercial expenses	3,862	3,193	9,438	7,072
General and administrative expenses	6,253	4,290	11,417	8,429

Total operating loss	18,802	18,046	38,382	37,369

Financial expenses, net	12,874	508	14,254	1,408

Loss	$31,676	$18,554	$52,636	$38,777

Net loss per share attributable to ordinary shareholders, basic and diluted	0.31	0.31	0.59	0.65

Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	102,921,207	59,546,273	89,913,214	59,510,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30, 2023
	Ordinary shares		Treasury		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares		capital	deficit	deficit

Balance as of March 31, 2023 (unaudited)	82,033,646	$222	$	*	$422,203	$(437,792)	$(15,367)

Issuance of ordinary shares upon release of restricted share units	4,742	*		-	*	-	*
Treasury shares	(27,775)	*		*	*	-	*
Exercise of options	246	*		-	*	-	*
Issuance of ordinary shares, net of issuance expenses**	24,210,755	67		-	10,315	-	10,382
Issuance of ordinary shares, for 2022 Note	6,019,281	16		-	9,465	-	9,481
Exercise of warrants liability	33,270	*		-	45	-	45
Share-based compensation	-	-		-	1,422	-	1,422
Loss	-	-		-	-	(31,676)	(31,676)

Balance as of June 30, 2023(unaudited)	112,274,165	$305	$	*	$443,450	$(469,468)	$(25,713)

	Six months ended June 30, 2023
	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares	capital	deficit	deficit

Balance as of December 31, 2022	74,583,026	$211	$ *	$408,598	$(416,832)	$(8,023)

Issuance of ordinary shares upon release of restricted share units	112,369	*	-	*	-	*
Treasury shares	(31,442)	*	*	*	-	*
Exercise of options	246	*	-	*	-	*
Issuance of ordinary shares, net of issuance expenses***	27,782,870	77	-	15,522	-	15,599
Issuance of ordinary shares, for 2022 Note	9,793,826	17	-	16,364	-	16,381
Exercise of warrants liability	33,270	*	-	45	-	45
Share-based compensation	-	-	-	2,921	-	2,921
Loss	-	-	-	-	(52,636)	(52,636)

Balance as of June 30, 2023 (unaudited)	112,274,165	305	*	443,450	(469,468)	(25,713)

*	Represents an amount lower than $1
**	Issuance costs of approximately $2,163
***	Issuance costs of approximately $2,325

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Three months ended June 30, 2022
	Ordinary shares		Treasury		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares		capital	deficit	equity

Balance as of March 31, 2022 (unaudited)	59,946,298	$169	$	*	$382,495	$(357,680)	$24,984

Treasury shares	(7,568)	-		*	*	-	*
Issuance of ordinary shares, net of issuance expenses**	38,458	-		-	84	-	84
Share-based compensation	-	-		-	1,336	-	1,336
Loss	-	-		-	-	(18,554)	(18,554)

Balance as of June 30, 2022 (unaudited)	59,977,188	$169	$	*	$383,915	$(376,234)	$7,850

	Six months ended June 30, 2022
	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares	capital	deficit	equity

Balance as of December 31, 2021	59,970,389	$169	$-	$381,225	$(337,457)	$43,937

Issuance of ordinary shares upon release of restricted share units	3,600	*	-	*	-	*
Treasury shares	(82,685)	-	*	*	-	*
Exercise of options	47,426	*	-	76	-	76
Issuance of ordinary shares, net of issuance expenses**	38,458	-	-	84	-	84
Share-based compensation	-	-	-	2,530	-	2,530
Loss	-	-	-	-	(38,777)	(38,777)

Balance as of June 30, 2022 (unaudited)	59,977,188	$169	$ *	$383,915	$(376,234)	$7,850

*	Represents an amount lower than $1.
**	Issuance costs of approximately $3.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,
	2023	2022
	(Unaudited)

Cash flows from operating activities:

Loss	$(52,636)	$(38,777)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation of property, plant and equipment	214	224
Financing expense (income), net	1,363	(273)
Share-based compensation	2,921	2,530
Change in Fair Value of Warrants liability	4,876	-
Change in Fair Value of convertible senior note	4,254	-
Warrants Issuance Costs	1,733	-
Amortization of loan issuance costs	455	385

Change in assets and liabilities:
Inventory	(295)	-
Operating lease right-of-use assets	1,363	1,226
Operating lease liabilities	(1,553)	(1,649)
Accrued severance pay, net	(99)	14
Increase in prepaid expenses and other assets	(211)	(19)
Decrease in trade payables	(3,944)	(5,535)
Increase (decrease) in accrued expenses and other liabilities	(2,728)	2,285

Net cash used in operating activities	(44,287)	(39,589)

Cash flows from investing activities:

Purchase of property, plant and equipment	(821)	(1,540)
Purchase of marketable securities	-	(3,708)
Proceeds from maturity of marketable securities	-	26,175
Proceeds from restricted deposits	-	500

Net cash provided by (used in) investing activities	$(821)	$21,427

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30
	2023	2022
	(Unaudited)

Cash flows from financing activities:

Proceeds from exercise of options	$-	$76
Proceeds from exercise of warrants liability	45	-
Proceeds from share issuance and warrants liability, net	34,785	84
Warrants issuance cost	(166)	-

Net cash provided by financing activities	34,664	160

Decrease in cash and cash equivalents and restricted cash	(10,444)	(18,002)
Cash and cash equivalents at beginning of period	64,657	55,892

Cash and cash equivalents and restricted cash at end of period	$54,213	$37,890

Significant non-cash transactions:

Purchase of property, plant and equipment on credit	-	282
Exercise of 2022 Note principal	$15,000	$-
Exercise of 2022 Note interest	$1,332	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$(3,228)	$(2,203)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:- GENERAL

a.	Gamida Cell Ltd. (the “Company”), founded in 1998, is a cell therapy pioneer working to turn cells into powerful therapeutics. The Company applies a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care.

b.	On April 17, 2023, the U.S. Food and Drug Administration (“FDA”) approved the Company’s allogenic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. In addition, the Company has applied its NAM cell expansion technology to NK cells, to develop its initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies.

In March 2023, the Company announced a strategic reprioritization of its business activities to primarily focus on the commercial launch of Omisirge.

c.	Prior to FDA approval of Omisirge in April 2023, the Company devoted substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of June 30, 2023 was $469,468 and negative cash flows from operating activities during the six-month period ended June 30, 2023 were $44,287. The Company’s management plan is to seek a strategic partnership to support the commercialization of Omisirge or seek additional financing as required to fund its operations until achieving positive cash flows. However, there is no assurance that a strategic transaction and/or capital financing will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required.

d.	These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

e.	The Company has a wholly owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The Company has one operating segment and reporting unit. The subsidiary was created to assist with the commercialization of the Company’s products in the United States.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2022 filed with the SEC on March 31, 2023. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

b.	Use of estimates:

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Inventories:

Inventories are stated at the lower of cost or net realizable value; cost is determined using the standard cost. The Company regularly evaluates its ability to realize the value of inventory. If the inventories are deemed damaged, if actual demand for the Company’s therapies deteriorates, or if market conditions are less favorable than those projected, inventory write-offs may be required.

During the three and six months period ended June 30, 2023, no write-offs were recorded.

d.	Recently adopted accounting standards:

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 was effective for the Company beginning on January 1, 2023, and effective January 1, 2023, the Company adopted the standard. Adoption of the standard did not have an impact on the financial statements.

NOTE 3:- LEASES

The Company has entered into operating leases primarily for its production plant and its laboratories and offices. The leases have remaining lease terms of up to five years, and the Company does not assume renewals in its determination of the lease term unless the renewals are considered as reasonably certain at lease commencement.

The components of operating lease costs are as follows:

	Six months ended June 30,
	2023	2022

Operating lease costs	$1,160	$1,417
Short-term lease costs	82	84

Total lease costs	$1,242	$1,501

	Three months ended June 30,
	2023	2022

Operating lease costs	$497	$781
Short-term lease costs	-	60

Total lease costs	$497	$841

Supplemental balance sheet information related to operating leases is as follows:

Six months ended June 30, 2023

Weighted average remaining lease term (in years)	3.09
Weighted average discount rate	3.35%

NOTE 3:- LEASES (Cont.)

Maturities of lease liabilities were as follows:

As of June 30, 2023

2023	1,347
2024	1,200
2025	1,062
2026	706
Thereafter	541

Total undiscounted lease payments	4,856
Less: Imputed interest	(219)

Present value of lease liabilities	$4,637

NOTE 4: CONVERTIBLE SENIOR NOTES, NET

a.	On February 16, 2021, the Subsidiary issued convertible senior notes (the “2021 Notes”) due in 2026, in the aggregate principal amount of $75 million, pursuant to an Indenture between the Company, the Subsidiary, and Wilmington Savings Fund Society, FSB, dated February 16, 2021 (the “Indenture”). The 2021 Notes bear interest payable semiannually in arrears, at a rate of 5.875% per year. The 2021 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

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

	As of June 30, 2023	As of December 31, 2022

Liability component:
Principal amount	$75,000	$75,000
Issuance costs	(4,223)	(4,223)

Net of issuance costs	70,777	70,777
Amortized issuance costs	1,836	1,423

Net carrying amount	$72,613	$72,200

The total issuance costs of the 2021 Notes amounted to $4,223 and are amortized to interest expenses at an annual effective interest rate of 7.37%, over the term of the 2021 Notes.

As of June 30, 2023, and December 31, 2022, the total estimated fair value of the 2021 Notes was $74,883 and $73,331, respectively. The fair value was determined using the Company’s effective rates for June 30, 2023 and December 31, 2022. The fair value of the 2021 Notes is classified as Level 3, see Note 5 below for further details.

NOTE 4: CONVERTIBLE SENIOR NOTES, NET (Cont.)

b.	In December 2022, the Company, as guarantor, and the Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”), as the lenders (together with the other lenders from time to time party thereto, the “Lenders”), and Wilmington Savings Fund Society, FSB, as collateral agent and administrative agent. Pursuant to the Loan Agreement, the Subsidiary issued $25 million aggregate principal amount of convertible senior notes (the “2022 Note”). The 2022 Note bears interest of 7.5% which will be paid on a quarterly basis and monthly principal installment payments.

The 2022 Note is exchangeable, at the option of the Lenders, into ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount (equivalent to an exchange price of $1.91 per share), together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares. In addition, under certain circumstances, the Company can issue ordinary shares in exchange for the discharge of the monthly principal installment payments.

The Loan Agreement contains customary representations and warranties and covenants, including a $20.0 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants will terminate when less than $5.0 million of principal amount is outstanding under the Loan Agreement. As of June 30, 2023, the Company is in compliance with such covenants.

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

As of June 30, 2023, the Company issued 8,737,870 and 1,055,956 ordinary shares in exchange for the discharge of $15,000 of the aggregate outstanding balance and the discharge of $1,331 interest make-whole payments, respectively, in respect of the 2022 Note.

NOTE 5: FAIR VALUE MEASUREMENTS

Cash and cash equivalents, restricted cash, restricted deposits, prepaid expenses and other assets, trade payables and accrued expenses and other liabilities, are stated at their carrying value which approximates their fair value due to the short time to the expected receipt or payment.

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Level 1	Level 3	Total	Level 1	Level 3	Total
Financial assets:
Money market funds included in cash and cash equivalent	$47,559		$47,559	$58,827	$-	$58,827

Total Assets Measured at Fair Value	47,559		47,559	58,827	-	58,827
Financial Liabilities:
2022 Note	-	13,504	13,504	-	24,250	24,250
Warrants liability	-	25,629	25,629	-	-	-
Total liabilities measured at fair value	$-	$39,133	$39,133	$-	$24,250	$24,250

NOTE 5: FAIR VALUE MEASUREMENTS (Cont.)

The Company classifies cash equivalents within Level 1, and the 2021 Notes, 2022 Note and warrants liability are classified within Level 3, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair values.

The warrants liability was valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private warrants is the expected volatility of the ordinary shares. The expected volatility was implied from a blend of the Company’s own ordinary share and the average historical share volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its own business.

The following table summarizes the warrants liability activity as of June 30, 2023:

Warrant liability

Initial Measurement (April 21, 2023)	$20,753
Change in fair value	4,876
Balance June 30, 2023	$25,629

The key inputs used in the valuation of the warrants liability as of June 30, 2023 and April 21, 2023, the initial measurement date, are included below:

Input	June 30, 2023	April, 21, 2023 Initial Measurement

Exercise Price	$1.35	$1.35
Share price on date	$1.93	$1.60
Risk-free rate	4.1%	3.7%
Expected Volatility	90%	91%
Time to liquidation (years)	4.7	5.0
Dividend Rate	0%	0%

The 2022 Note was valued using the Monte Carlo simulation analysis to generate expected future cash flows based on movement in the Company’s stock price. These future cash flows were then discounted to present value. Cash flows associated with the future conversion of loan principal into shares were discounted at the risk-free rate commensurate with the remaining term of the loan. Future cash flows resulting from the contractual debt payments were discounted at a market yield. The significant inputs into the Monte Carlo simulation were the closing stock price as of June 30, 2023, volatility analysis of the stock, and the risk-free rate using U.S. Treasury Constant Maturity Rate for the remaining time between the valuation date and maturity date.

The fair value for the 2022 Note liability as of June 30, 2023 and December 31, 2022:

2022 Notes

Balance December 31, 2022	$24,250
2023 Principal Reduction	(15,000)
Change in fair value	4,254
Balance June 30, 2023	$13,504

The key inputs used in the valuation of the 2022 Note liability as of June 30, 2023 and December 31, 2022 the initial measurement date:

Input	June 30, 2023	December 31, 2022

Voluntary Conversion Price	$1.91	$1.91
Share price on date	$1.93	$1.29
Risk-free rate	5.2%	4.4%
Expected Volatility	100%	75%
Implied Yield	31.0%	32.8%

NOTE 6: CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

From time to time the Company or its subsidiary may be involved in legal proceedings and/or litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe it will have a material effect on its consolidated financial position, results of operations, or cash flows.

b.	Bank guarantees:

As of June 30, 2023, the Company obtained bank guarantees in the amount of $2,773, primarily in connection with an Investment Center grant which requires a bank guarantee in order to ensure the fulfillment of the grant terms.

c.	Government grants:

The Company has received grants from the Israeli Innovation Authority (the “IIA”) to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $37,082 through June 30, 2023, of which $34,477 is royalty-bearing grants and $2,605 is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-5% of future sales of the developed products, up to 100% of the amount of grants received plus interest at LIBOR rate. Through June 30, 2023, no royalties have been paid or accrued. The Company’s contingent royalty liability to the IIA at June 30, 2023, including grants received by the Company and the associated LIBOR interest on all such grants totaled to $43,187.

d.	Lonza Settlement:

In December 2022, the Company signed an agreement with Lonza Netherlands B.V., or Lonza, to mutually terminate their Service Agreement, whereas the Company shall pay Lonza an aggregate amount of 8.0 million Euros. As of June 30, 2023, the Company paid the first payment of 1.5 million Euro, 2.5 million Euro will be paid in 2023 and the remaining 4 million Euro will be paid in 2024.

NOTE 7: SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

Subject to the Company’s amended and restated Articles of Association, the holders of the Company’s ordinary shares have the right to receive notices to attend and vote in general meetings of the Company’s shareholders, and the right to participated in dividends and other distributions upon liquidation.

On September 27, 2022, the Company issued and sold, in an underwritten public offering, an aggregate of 12,905,000 of its ordinary shares at a public offering price of $1.55 per share for gross proceeds of approximately $20,000,000, before deducting underwriting discounts and commissions and estimated offering expenses.

On April 19, 2023, the Company issued and sold, in an underwritten public offering, 17,500,000 of its ordinary shares and accompanying warrants to purchase 17,500,000 ordinary shares at a public offering price of $1.30 per ordinary share and accompanying warrants, for gross proceeds of approximately $22.8 million, before deducting underwriting discounts and commissions, and estimated offering expenses of $1.9 million.

As of June 30, 2023, the Company raised $13,765 in net proceeds in 2023 by issuing 10,282,870 shares via an ATM facility, at an average public offering price of $1.38.

NOTE 7: SHAREHOLDERS’ EQUITY (Cont.)

b.	Warrants to investors:

As part of its April 2023 underwritten public offering of its securities, the Company granted certain investors 17,500,000 warrants to purchase the Company’s ordinary shares that will expire on April 21, 2028. The warrants were classified as a liability on the balance sheet initially, and subsequently measured at fair value on the consolidated statement of operations, as the warrants are not considered indexed to the Company’s own equity pursuant to ASC 815-40. The change in fair value of the warrants liability was recognized in financial expenses, net, in the consolidated statements of operation. As of June 30, 2023, 33,270 of such warrants have been exercised into the Company’s ordinary shares.

c.	Treasury Shares:

During the three months ended June 30, 2023, the Company cancelled 27,775 outstanding restricted shares.

NOTE 8: SHARE-BASED COMPENSATION

a.	Option plans:

Under the Company’s amended 2014 Israel Share Option Plan (the “2014 Plan”), 1,152,044 ordinary shares were allocated to the Company’s employees. No equity grants under the 2014 Plan remain outstanding.

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

NOTE 8: SHARE-BASED COMPENSATION (Cont.)

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
	(unaudited)

Dividend yield	0%	0%
Expected volatility of the share prices	74%	66%
Risk-free interest rate	3.7%	2.8%
Expected term (in years)	8	8

Based on the above inputs, the fair value of the options was determined to be $1.06 - $1.85 per option at the grant date.

b.	The following table summarizes the number of options granted to employees under the Option Plans as of June 30, 2023 and related information:

	Number of options	Weighted average exercise price

Balance as of December 31, 2022	6,133,903	$4.62

Granted	2,018,234	1.53
Exercised	(246)	0.25
Forfeited	(410,901)	3.01
Expired	(292,628)	6.00

Balance as of June 30, 2023 (unaudited)	7,448,362	3.86

Exercisable as of June 30, 2023 (unaudited)	3,343,425	5.36

As of June 30, 2023, there are $8,570 of total unrecognized costs related to share-based compensation that are expected to be recognized over a period of up to four years.

c.	A summary of restricted shares and restricted share units activity as of June 30, 2023 is as follows:

	Number of restricted shares and restricted share units	Weighted average grant date fair value
	(unaudited)	(unaudited)
Unvested as of December 31, 2022	1,126,743	$3.29

Granted	986,706	1.54
Vested	(212,843)	4.22
Forfeited	(222,191)	2.60

Unvested as of June 30, 2023 (unaudited)	1,678,415	2.23

NOTE 8: SHARE-BASED COMPENSATION (Cont.)

d.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and six months ended June 30, 2023 and 2022 is comprised as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)

Research and development expenses, net	$382	$553	$796	$1,018
Commercial expenses	357	358	691	648
General and administrative expenses	683	425	1,434	864

Total share-based compensation	$1,422	$1,336	$2,921	$2,530

NOTE 9: BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted-average number of ordinary shares outstanding during each year. Diluted net loss per ordinary share is computed by dividing net loss for each reporting period by the weighted average number of ordinary shares outstanding during the period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with ASC No. 260-10 “Earnings Per Share.”

Details of the number of shares and loss used in the computation of loss per share:

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Unaudited
	Weighted number of shares	Net loss attributable to ordinary shares of the Company	Weighted number of shares	Net loss attributable to ordinary shares of the Company	Weighted number of shares	Net loss attributable to ordinary shares of the Company	Weighted number of shares	Net loss attributable to ordinary shares of the Company

For the computation of basic and diluted loss	102,921,207	31,676	59,546,273	18,554	89,913,214	52,636	59,510,918	38,788

All outstanding warrants, share options, and restricted shares, as well as any shares issuable upon exchange of the convertible senior notes, for the three and six months ended June 30, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)

Convertible senior notes	11,832,124	4,222,973	11,832,124	4,222,973
Warrants	17,466,730	3,313,512	17,466,730	3,313,512
Share options	7,406,981	5,132,921	7,014,715	4,946,420
Restricted shares	1,696,224	1,322,782	1,503,128	1,178,583

Total	38,402,059	13,992,188	37,816,697	13,661,488

NOTE 10: SUBSEQUENT EVENTS

From July 1, 2023 through August 9, 2023, the Company raised an additional $14.0 million in net proceeds by issuing 9,249,115 ordinary shares via an ATM facility, at an average public offering price of $1.56.

From July 1, 2023 through August 9, 2023, we made a monthly installment payment of $0.6 million on the 2022 Note. As of August 9, 2023, the outstanding principal amount of the 2022 Note is $9.4 million.

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

Company Overview

We are a cell therapy pioneer working to turn cells into powerful therapeutics. We apply a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care. On April 17, 2023, the U.S. Food and Drug Administration, or FDA, approved our allogenic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection.

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

According to the Center for International Blood and Marrow Transplant Research, in the United States, there are approximately 8,000 patients above the age of 12 with hematologic malignancies who undergo an allogeneic stem cell transplant each year, and we believe that number of patients may grow over time. We estimate that there are approximately 1,700 patients each year, who are above the age of 12 and are deemed eligible for an allogeneic stem cell transplant but cannot find an appropriate donor.

We believe the commercial potential for Omisirge consists of two key opportunities: potentially improving outcomes for patients, and potentially increasing access for patients who are currently eligible for transplant and cannot find an appropriate donor. We estimate that in 2028 approximately 10,000 patients who are ages 12 and above with hematologic malignancies will be eligible for transplant and that Omisirge could be the treatment of choice for approximately 20% of this population.

In addition, we have applied our NAM cell expansion technology to NK cells, to develop our initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic malignancies and solid tumors in combination with standard of care antibody therapies. A fresh formulation of GDA-201 was evaluated in a Phase 1/2 investigator-sponsored trial for the treatment of relapsed or refractory non-Hodgkin lymphoma, or NHL, and multiple myeloma, or MM. Results were recently published in the journal, Science Translational Medicine. Data from the trial demonstrate that GDA-201 was well-tolerated and no dose-limiting toxicities were observed in 19 patients with NHL and 16 patients with MM. The data showed that therapy using GDA-201 with the monoclonal antibody rituximab demonstrated significant clinical activity in heavily pretreated patients with advanced NHL. Of the 19 patients with NHL, 13 complete responses and one partial response were observed, with an overall response rate of 74% and a complete response rate of 68%. The data demonstrated a median duration of response of 16 months (range 5-36 months), an overall survival at two years of 73% (CI = 43-89%) and a safety profile similar to that reported previously.

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

Beginning in March 2023, we initiated a strategic reprioritization of our business activities to primarily focus on the commercial launch of Omisirge and we have allocated the vast majority of our resources to support this launch. This launch will involve a more limited financial investment than we had previously planned in order to manage our financial resources, resulting in a slower ramp of sales. To support a more fulsome commercial launch of Omisirge, we are exploring potential commercial or strategic options, including a sale of our assets or merger of our company, securing additional financing, and commercial or strategic partnerships that would enable further commercialization and development of our programs. We have engaged Moelis & Company LLC to assist in the exploration of partnerships or broader strategic alternatives that would provide additional resources to support the launch of Omisirge and associated commercial activities in the United States and the rest of the world, and the duration of this process is uncertain. There can be no assurance that this strategic review process will result in our pursuing any transaction. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased shareholder value.

Although we have completed multiple debt and equity financings in the last two years, we will need to secure a strategic transaction or substantial additional funding to support our operating activities as we commercialize Omisirge. We may obtain additional financing in the future through the issuance of our ordinary shares, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital or secure a partnership on terms acceptable to us, or at all, and any failure to raise capital or secure a partnership as and when needed could compromise our ability to execute our business plan. As of June 30, 2023, we had total cash and cash equivalents of $54.1 million, and as of August 9, 2023, we had raised additional funds of approximately $14.0 million in net proceeds from sales through our ATM facility. Although it is difficult to predict future liquidity requirements, we expect our current cash and cash equivalents to support our ongoing operating activities into the second quarter of 2024 based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. Our ability to successfully transition to profitability will be dependent upon achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

We have incurred significant net losses since our formation in 1998. Our net losses were $52.6 million and $38.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, our accumulated deficit was $469.5 million. We expect to continue to incur losses for the foreseeable future, and our losses may fluctuate significantly from year to year. Our expectation that we will generate operating losses and negative operating cash flows in the future and the need for a strategic transaction or additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of the condensed consolidated financial statements included elsewhere in this Quarterly Report. If we are unable to secure a strategic partnership to support the commercialization of Omisirge or additional financing, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

Components of Results of Operations

Revenue

We currently have one product, Omisirge, which was approved by the FDA in April 2023, and, to date, we have not recognized any revenue. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments and future collaborations. In addition, if we fail to achieve clinical success or obtain regulatory approval of any of our other product candidates in a timely manner, our ability to generate future revenue may be impaired.

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

Through June 30, 2023, we have received an aggregate of approximately $37.1 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.5 million is royalty-bearing grants, and $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3% to 5% on our gross revenue, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest calculated at a rate based on the 12-month LIBOR. We have not paid any royalties to the IIA to date. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

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

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of our product candidates, other than Omisirge. On March 27, 2023, with the objective of extending our financial resources, we announced a workforce reduction plan, which was completed by the end of the second quarter of 2023. We incurred charges of approximately $0.8 million for severance and other employee termination related costs, primarily in the second quarter of 2023. We have initiated hiring and other expenditures for the commercialization of Omisirge.

Commercial expenses

Commercial expenses consist primarily of personnel costs, including share-based compensation, related to executive and commercial functions, the commercialization of Omisirge, and external consulting service fees.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation, related to directors, executives, finance, and administrative functions, facility costs and external professional service costs, including legal, accounting and audit services and other consulting fees.

We incur expenses related to audit, legal, regulatory and tax-related services, director and officer insurance premiums, executive compensation, and other customary costs associated with being a public company subject to the US domestic issuer listing requirements of Nasdaq and the SEC.

Financial expenses, net

Financial expenses, net, include our interest expenses associated with our convertible senior notes, the fair value impact on the 2022 Note, the fair value impact on our warrants liability and issuance costs from our April 2023 underwritten public offering, offset by interest income from deposits and marketable securities.

Income taxes

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $274.9 million (including capital losses of $0.5 million) as of December 31, 2022. In addition, the Subsidiary has a net operating losses carryforward of $37.5 million for federal tax purposes as of December 31, 2022. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We provided a full valuation allowance, to reduce deferred tax assets to their estimated realizable value, since it is more likely than not that all of the deferred tax assets will not be realized.

Analysis of Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$8,687	$10,563	$(1,876)	(17.8)%
Commercial expenses(1)	3,862	3,193	669	21.0%
General and administrative expenses(1)	6,253	4,290	1,963	45.8%
Total operating loss	$18,802	$18,046	$756	4.2%
Financial expenses, net	12,874	508	12,366	2,434.3%
Loss	$31,676	$18,554	$13,122	70.7%

(1)	Includes share-based compensation expense as follows:

	Three months ended June 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Research and development expenses, net	$382	$553	$(171)	(30.9)%
Commercial expenses	357	358	(1)	(0.3)%
General and administrative expenses	683	425	258	60.7%
Total share-based compensation	$1,422	$1,336	$86	6.4%

Research and development expenses, net

Research and development expenses, net, decreased by approximately $1.9 million to $8.7 million in the three months ended June 30, 2023 from $10.6 million in the three months ended June 30, 2022. The decrease was attributable mainly to a $1.6 million decrease associated with the discontinuation of development of our engineered NK cell therapy pipeline and $0.7 million in decreased spending associated with the Phase 3 clinical trial of Omisirge, including a decrease in payments for manufacturing services, partially offset by a decrease of $0.4 in IIA income.

Commercial expenses

Our commercial expenses increased by approximately $0.7 million to $3.9 million in the three months ended June 30, 2023, from $3.2 million in the three months ended June 30, 2022. The increase was attributable mainly to an increase in Omisirge launch readiness activities. Given the recent approval of Omisirge, we anticipate our commercial expenses will continue to increase.

General and administrative expenses

General and administrative expenses increased by approximately $2.0 million to $6.3 million in the three months ended June 30, 2023, from $4.3 million in the three months ended June 30, 2022. The increase was attributable to higher professional services expenses, which were incurred in part in connection with our April public offering, and business development related costs.

Financial expenses, net

Financial expenses, net, increased by approximately $12.4 million to $12.9 million in the three months ended June 30, 2023, from $0.5 million in the three months ended June 30, 2022. The increase was mainly attributable to $4.9 million to account for the fair value of our warrants liability, $4.3 million to account for the fair value of the 2022 Note, $1.7 million of issuance costs from our April 2023 underwritten public offering, and an increase of $1.3 million in interest expenses from the 2022 Notes, partially offset by increased interest income.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Operating Expenses
Research and development expenses, net(1)	$17,527	$21,868	$(4,341)	(19.9)%
Commercial expenses(1)	9,438	7,072	2,366	33.5
General and administrative expenses(1)	11,417	8,429	2,988	35.4
Operating loss	38,382	37,369	1,013	2.7
Financial expenses, net	14,254	1,408	12,846	912.4
Loss	$52,636	$38,777	$13,859	35.7

(1)	Includes share-based compensation expense as follows:

	Six Months Ended June 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Research and development expenses, net	$796	$1,018	$(222)	(21.8)%
Commercial expenses	691	648	43	6.6
General and administrative expenses	1,434	864	570	66.0
Total share-based compensation	$2,921	$2,530	$391	15.5

Research and development expenses, net

Research and development expenses, net, decreased by approximately $4.3 million to $17.5 million in the six months ended June 30, 2023 from $21.9 million in the six months ended June 30, 2022. The decrease was attributable mainly to a $3.7 million decrease in costs for the Phase 3 clinical trial of Omisirge, including lower payments for manufacturing services, and a decrease of $0.8 million in headcount related expenses associated with the discontinuation of development of our engineered NK cell therapy pipeline, partially offset by increase in GDA-201 clinical activity.

Commercial expenses

Our commercial expenses increased by approximately $2.3 million to $9.4 million in the six months ended June 30, 2023 from $7.1 million in the six months ended June 30, 2022. The increase was attributable mainly to Omisirge commercial launch activities.

General and administrative expenses

General and administrative expenses increased by approximately $3.0 million to $11.4 million in the six months ended June 30, 2023, from $8.4 million in the six months ended June 30, 2022. The increase was attributable to higher professional services expenses, which were incurred in part in connection with our April public offering, and salary-related costs.

Financial expenses, net

Financial expenses, net, increased by approximately $12.9 million to $14.3 million in the six months ended June 30, 2023, compared to $1.4 million in the six months ended June 30, 2022. The increase was mainly attributable to $4.9 million to account for the fair value of the warrants liability, $4.3 million to account for the fair value of the 2022 Note, an increase of $2.6 million in interest expenses from the 2022 Note, and $1.7 million due to issuance costs from our April 2023 underwritten public offering, partially offset by $1.0 million from increased interest income.

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

We are devoting substantially all of our efforts toward the commercialization of Omisirge and the clinical development of GDA-201. Historically, substantially all of our efforts were spent on research and clinical development. In the course of such activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of June 30, 2023 was $469.5 million and negative cash flows from operating activities during the six months ended June 30, 2023 was $44.3 million. We are planning to finance our operations from our existing and potential future working capital resources and we continue to evaluate strategic transactions and additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on acceptable terms or in the amounts required. As of June 30, 2023, we had total cash and cash equivalents of $54.1 million, and as of August 9, 2023, we had raised additional funds of approximately $14.0 million in net proceeds from and the issuance of shares through our ATM facility. As of August 14, 2023, the date of issuance of our condensed consolidated financial statements, we expect our current cash and cash equivalents to support our ongoing operating activities into the second quarter of 2024 based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. Although there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of the condensed consolidated financial statements included elsewhere in this Quarterly Report, the accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described in Note 1(d) to the financial statements. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, as well as in our consolidated financial statements appearing in our Annual Report, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (i) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (ii) changes in the estimate could have a material impact on our financial condition or results of operations.

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

On December 12, 2022, we entered into a Loan and Security Agreement, pursuant to which Gamida Cell Inc. issued $25.0 million in aggregate principal amount in a convertible senior note, or the 2022 Note, with a maturity date of December 12, 2024. The 2022 Note was issued with an original issue discount of 3.00% and bears interest of 7.5%, which is due on a quarterly basis beginning in April 2023. Also beginning in April 2023, monthly principal and interest installment payments are due under the 2022 Note unless such payment is waived by the lender. For April, the principal amortization payment was $0.95 million per month, decreasing to $0.59 million per month commencing July 15, 2023. Under certain circumstances, we may issue our ordinary shares in exchange for the discharge of principal and interest due under the 2022 Note, at an exchange rate that is based on a volume weighted exercise price calculated as set forth in the 2022 Note. Further, the 2022 Note is exchangeable, at the option of the lenders, into ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares.

As of June 30, 2023, the lender had elected to exchange $14.1 million of outstanding principal amount of the 2022 Note in exchange for 7,356,018 ordinary shares, and we had elected to discharge $1.3 million of related make-whole interest in exchange for the issuance of 1,055,956 ordinary shares and the payment of $1.0 million in cash. Additionally, we made a monthly installment payment of $1.0 million and discharged $0.05 million in related and deferred interest in exchange for the issuance of 1,381,852 ordinary shares. The outstanding principal amount of the 2022 Note was $10.0 million as of June 30, 2023, and as of August 9, 2023, the outstanding principal amount of the 2022 Note is $9.4 million following a monthly installment payment of $0.6 million. The net proceeds from issuance of the 2022 Note were approximately $22.8 million after deducting issuance expenses, and the transaction closed on December 12, 2022.

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

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. and Israeli economies and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets or banking sector in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs, production, commercialization and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Recent Accounting Pronouncements

See note 2 of the accompanying unaudited consolidated financial statements for the six months ended June 30, 2023 for a discussion of recent accounting pronouncements.

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

Liquidity and Capital Resources

Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the six months ended June 30, 2023, and June 30, 2022, we incurred a net loss of $52.6 million and $38.8 million, respectively, and net cash of $44.3 million and $39.6, respectively, was used in our operating activities. As of June 30, 2023, and December 31, 2022 we had working capital of $38.1 million and $41.7 million, respectively, and an accumulated deficit of $469.5 million and $416.8 million, respectively. Our principal sources of liquidity as of June 30, 2023, and December 31, 2022, consisted of cash and cash equivalents of $54.1 million and $64.7 million, respectively.

Capital Resources

Overview

Through June 30, 2023, we have financed our operations primarily through private placements and public offerings of equity securities, the 2021 Note, the 2022 Note and through the grants received from the IIA. We have also entered into an Amended & Restated Open Market Sale AgreementSM with Jefferies LLC under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time under an “at the market offering” through Jefferies LLC, or our ATM facility. During the year ended December 31, 2022, we sold 1,540,165 ordinary shares for gross proceeds of $4.4 million, resulting in net proceeds of $4.2 million after deducting sales commissions and offering expenses of $0.2 million under our ATM facility. During the six months ended June 30, 2023, we sold 10,282,870 ordinary shares for net proceeds of $13.8 million, after deducting commissions under our ATM facility. In addition, on April 19, 2023, we entered into an underwritten public offering of 17,500,000 ordinary shares and 17,500,000 accompanying warrants at a public offering price of $1.30 per ordinary share and accompanying warrant with Piper Sandler & Co., for gross proceeds of $22.8 million, before deducting underwriting discounts and commissions and estimated offering expenses.

Cash flows

The following table summarizes our statement of cash flows for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Net cash provided by (used in)
Operating activities	$(44,287)	$(39,589)	$(4,698)	11.9%
Investing activities	(821)	21,427	(22,248)	(103.8)
Financing activities	34,664	160	34,504	22,565.0

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items consisted mainly of share based compensation, as well as the fair value impacts on our warrants liability and on the 2022 convertible note.

Net cash used in operating activities was $44.3 million during the six months ended June 30, 2023, compared to $39.6 million used in operating activities during the six months ended June 30, 2022. The $4.7 million increase in operating cash used was attributable primarily to higher net interest expense, lower trade payables and lower accrued liabilities.

Net cash used in investing activities was $0.8 million during the six months ended June 30, 2023, compared to $21.4 million provided by investing activities during the six months ended June 30, 2022. The $22.2 million decrease is primarily related to a decrease of $22.5 million of marketable securities used to fund ongoing operating activities.

Net cash provided by financing activities was $34.7 million during the six months ended June 30, 2023, compared to $0.2 million during the six months ended June 30, 2022. The $34.5 million increase is primarily related to net proceeds received from the issuance of ordinary shares and warrants in the April 2023 underwritten public offering and the issuance of shares through the ATM facility in 2023.

Funding Requirements

As of June 30, 2023, we had total cash and cash equivalents of $54.1 million. Although it is difficult to predict future liquidity requirements, we expect our current cash and cash equivalents, including additional net proceeds raised through our ATM facility through August 9, 2023, to support our ongoing operating activities into the second quarter of 2024, is based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. We cannot provide any assurance that a strategic transaction or new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

As a result of FDA approval of Omisirge, we are currently marketing Omisirge ourselves in the United States. We are continuing to assess partnerships or broader strategic alternatives that would provide additional resources to support the launch of Omisirge and associated commercial activities in the United States and the rest of the world, as well as considering additional financing transactions. Our present and future funding requirements will depend on many additional factors, including, among other things:

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

We have annual operating lease obligations related to our Boston and Kiryat Gat facilities in aggregate of $0.9 million, which is included in general and administrative expenses. Beginning in April 2023, we began making monthly principal and interest installment payments under the 2022 Note. In April 2023, we made a principal amortization payment of $1.0 million, and such payments were waived in May and June 2023. Beginning July 15, 2023, the amount of the monthly payments decreased from $1.0 to $0.6 million. Under certain circumstances, we may issue our ordinary shares in discharge of the principal and interest due under the 2022 Note, at an exchange rate that is based on a volume weighted exercise price calculated as set forth in the 2022 Note.

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

A strategic transaction or additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to secure a strategic partnership to support the commercialization of Omisirge or additional financing, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment. For more information as to the risks associated with our future funding needs, see “Item 1A. Risk Factors-Principal Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

●	We are heavily dependent on the success of Omisirge, including obtaining regulatory approvals in geographies outside of the United States, and if Omisirge is not successfully commercialized, our business will be adversely affected.

●	We do not have experience producing Omisirge at commercial levels and we have limited experience operating a cGMP compliant manufacturing facility.

●	We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the commercial launch of Omisirge or enter into agreements with third parties to market and sell Omisirge, we may be unable to generate any product revenue.

●	Sales of Omisirge will be limited unless it achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	It may be difficult for us to profitably sell Omisirge if coverage and reimbursement for Omisirge is limited by government authorities and/or third-party payer policies.

●	Although we are exploring a range of strategic alternatives, there is no certainty that we will be able to execute on any transaction or that such a transaction will enhance shareholder value, and any such transaction, if available and achieved, may be highly dilutive to our stockholders.

●	The costs associated with a potential strategic transaction may be significant.

●	We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

●	There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding or complete a strategic transaction in the near-term to continue to sufficiently fund our operations and pay our substantial debt, including our 5.875% convertible senior notes that mature in February 2026, or the 2021 Notes, and our first lien secured note that matures in December 2024, or the 2022 Note.

●	The Indenture governing the 2021 Notes and the Loan and Security Agreement governing the 2022 Note each contains restrictive and financial covenants and other provisions that adversely affect our liquidity and may make it more difficult to execute our strategy or to effectively compete.

●	We have never generated any revenue from product sales and may never be profitable.

●	We may be unable to obtain regulatory approval for GDA-201 or any future product candidates.

●	The results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The success of our NAM technology platform and our product candidates is substantially dependent on developments within the emerging field of cellular therapies, some of which are beyond our control.

●	Because GDA-201 is based on novel technologies, it is difficult to predict the time and cost of development and our ability to successfully complete clinical development of GDA-201 and obtain the necessary regulatory approvals for commercialization.

●	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent us from proceeding with clinical trials.

●	Omisirge, GDA-201, or any future product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize GDA-201 or any of our future product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to commercialize Omisirge and obtain marketing approval for and commercialize GDA-201 and may affect the prices we set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market and distribute our products after clearance or approval is obtained.

●	We may rely on third parties to conduct certain elements of our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

●	We rely on a single facility located in Kiryat Gat, Israel to manufacture Omisirge. Severe natural or other disasters, power outages or disruptions at this site could have a material adverse effect on our ability to manufacture sufficient commercial supply.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of human umbilical cord blood units, or CBUs, at cord blood banks for the manufacture of Omisirge.

●	If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge, GDA-201 or any future product candidates, we may not be able to compete effectively in our market.

●	Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenue.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	The exchange of some or all of the 2021 Notes or 2022 Note into our ordinary shares could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

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

We do not have experience producing Omisirge at commercial levels and we have limited experience operating a cGMP manufacturing facility.

The Israeli Ministry of Health issued a certification of GMP compliance for our manufacturing facility at Kiryat Gat, Israel in July 2021 and we have established cGMP compliance under the FDA’s regulations. The FDA completed its pre-licensing inspection of the Kiryat Gat, Israel facility, and there were no 483 observations.

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

Our efforts to educate the medical community, including physicians, hospital pharmacists and stem cell transplant specialists, and third-party payers on the benefits of Omisirge may require significant resources and may never be successful. If Omisirge fails to achieve market acceptance among physicians, patients or third-party payers, we will not be able to generate significant revenue from Omisirge, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The commercial success of Omisirge will depend upon the acceptance of Omisirge by the medical community, including physicians, patients, healthcare payers and hospital personnel, including transplant teams and pharmacists. The degree of market acceptance will depend on a number of factors, including:

●	the demonstration of clinical safety and efficacy of Omisirge in clinical trials;

●	the efficacy, potential and perceived advantages of Omisirge over alternative treatments;

●	the prevalence and severity of any adverse side effects;

●	product labeling or product insert requirements of the FDA or other equivalent foreign regulatory authorities, including any limitations or the black box warning contained in Omisirge’s approved labeling;

●	distribution and use restrictions imposed by the FDA or other equivalent foreign regulatory authorities agreed to by us as part of a mandatory or voluntary risk management plan;

●	our ability to obtain third-party payer coverage and adequate reimbursement for Omisirge;

●	the willingness of patients to pay for drugs out of pocket in the absence of third-party coverage;

●	the demonstration of the effectiveness of Omisirge in reducing the cost of alternative treatments;

●	the strength of marketing and distribution support;

●	the timing of market introduction of competitive products;

●	the availability of products and their ability to meet market demand; and

●	publicity concerning Omisirge or competing products and treatments.

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

The process for determining whether a third-party payer will provide coverage for Omisirge may be separate from the process for establishing the reimbursement rate that such a payer will pay for Omisirge. Third-party payers may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication.

Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy.

We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of Omisirge. Omisirge may not be considered medically necessary or cost-effective. A payer’s decision to provide coverage for Omisirge does not imply that an adequate reimbursement rate will be approved. Further, the determination of one payer to provide coverage for Omisirge does not assure that other payers will also provide such coverage for Omisirge. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Omisirge was granted specific ICD-10-PCS codes which map to DRG-014. In addition, CMS did indicate that Omisirge would be reimbursed as a stem cell source for an alloHSCT, and, therefore would be considered an alloHSCT acquisition costs under 42 CFR 412.113(e)(2)(vii), and Medicare’s share will be paid under reasonable cost as a donor source under the Section 108 legislation. As a result, we have withdrawn our NTAP application since the Omisirge reimbursement will be covered under Section 108. There is a risk that CMS may modify their coverage and/or reimbursement approach in the future for new therapies, including for Omisirge.

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

As of June 30, 2023, we had cash and cash equivalents of $54.1 million. In light of our ongoing and projected operational expenses, there can be no assurance that any potential financing transaction or any alternative strategic transaction, if available, would be sufficient for our financing needs. In light of our current share price, raising additional funds through the issuance of additional debt or equity securities, including as part of a strategic transaction, could result in substantial dilution to our existing shareholders, and increased fixed payment obligations. Furthermore, any issued securities may have rights senior to those of our ordinary shares. Any of these events could significantly harm our business, financial condition, and prospects.

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

We are a commercial-stage biopharmaceutical company. We have incurred net losses each year since our inception in 1998, including net losses of $79.4 million and $89.8 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $469.5 million.

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

In order to fund further operations, including commercializing Omisirge ourselves beyond our focused commercial launch, we will need to raise capital or enter into a strategic transaction. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. For example, in April 2023, we completed an underwritten public offering of 17,500,000 ordinary shares and accompanying warrants to purchase 17,500,000 ordinary shares at a public offering price of $1.30 per ordinary share and accompanying warrant, for gross proceeds of approximately $22.8 million, before deducting underwriting discounts and commissions and estimated offering expenses. Additionally, during the three months ended June 30, 2023, the Company raised $8.6 million through the sale and issuance of 6,710,755 shares via its ATM facility, at an average price per ordinary share of $1.31.

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

In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2021 Notes and 2022 Note, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may never generate cash flow from operations sufficient to support our operations, service our debt and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, subject to the restrictions contained in both the Indenture between Gamida Cell Ltd., Gamida Cell Inc., and Wilmington Savings Fund Society, FSB, entered into on February 16, 2021, or the Indenture, governing the 2021 Notes, and the Loan and Security Agreement governing the 2022 Note, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous and which are likely to be highly dilutive. We will require significant a strategic partnership or additional financing to fund our operations. Our present and future funding requirements will depend on many factors, including, but not limited to:

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of GDA-201. In addition, Omisirge and, if approved, GDA-201, may not achieve commercial success. Our product revenue for the next several years, if any, will be derived from or based on sales of Omisirge. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives or pursue a strategic transaction. Any strategic transaction or additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize our product. We cannot guarantee that a strategic transaction or any future financing will be available on terms acceptable to us, if at all, and the terms of any strategic transaction or financing may adversely affect the interests or rights of our shareholders.

In light of certain liquidity challenges, in the first quarter of 2023 our management implemented cost reduction and other cash-focused measures, including discontinuation of our NK cell pre-clinical product development activities, closure of our Jerusalem facilities and a reduction in force affecting approximately 17% of our workforce, to better align our workforce with the needs of our business and focus our capital resources on commercial launch of Omisirge. To conserve cash, we also strategically evaluated our arrangements with suppliers and service providers and, in several instances, either initiated an orderly wind-down of those arrangements, where feasible, or transitioned such relationships to lower cost alternative providers.

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

In addition, our ability to raise additional capital or enter into a strategic transaction may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of inflationary pressures, the COVID-19 pandemic, the military conflict between Ukraine and Russia, current and potential future bank failures, and otherwise. The recent bank closures have resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to borrow or raise additional capital could be substantially impaired.

The Indenture governing the 2021 Notes and the Loan and Security Agreement governing the 2022 Note each contains restrictive and financial covenants and other provisions that adversely affect our liquidity and may make it more difficult to execute our strategy or to effectively compete.

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

We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon development programs;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	regulators, IRBs or Ethics Committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or amend a trial protocol;

●	we may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites and CROs;

●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of our product candidates may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

●	there may be changes in government regulations or administrative actions;

●	our product candidates may have undesirable adverse effects or other unexpected characteristics;

●	we may not be able to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	we may not be able to demonstrate that a product candidate provides an advantage over current standards of care of future competitive therapies in development;

●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

●	any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

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

Moreover, payment methodologies are subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed value-based payment models for a variety of care settings, including the inpatient prospective payment system used for reimbursing inpatient hospital services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

On March 27, 2023, we announced as part of the strategic reprioritization of our business activities that we had authorized a headcount reduction of approximately 17%, with the majority of impacted employees tied to the discontinuation of the pre-clinical NK cell therapy candidates. We substantially completed the terminations during the second quarter of 2023 and estimate that we will reduce our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing Omisirge or potential product candidates.

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

The war in Ukraine continues to cause geopolitical and macroeconomic uncertainty, and an escalation of the conflict could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates or commercialize our products. Furthermore, both the COVID-19 pandemic and the war in Ukraine have resulted in significant disruptions to global financial markets and contributed to a general global economic slowdown, which may adversely affect our ability to raise capital or complete a strategic transaction. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices.

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

Certain of our executive officers, directors and holders of more than 5% of our voting securities beneficially owned as of June 30, 2023 hold shares that represent approximately 21% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

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

Our 2021 Notes may be exchanged, at the election of the holder, for our ordinary shares at an initial share price of $17.76. As of June 30, 2023, the 2021 Notes had an aggregate outstanding balance of approximately $75 million.

Our 2022 Note is exchangeable at the option of Highbridge into our ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid remaining coupons due through December 12, 2024. In addition, under certain circumstances, we can issue ordinary shares in exchange for the discharge of the monthly principal installment payments and related interest. As of June 30, 2023, the 2022 Note had an aggregate outstanding balance of $10.0 million. In the second quarter of 2023, Highbridge elected to exchange $8.1 million of outstanding principal amount of the 2022 Note and we issued 4,214,658 ordinary shares on exchange of this principal amount and in payment of accrued and make-whole interest thereon. The exchange of some or all of the 2021 Notes or 2022 Note could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

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

Since its inauguration in late 2022, the Israeli government has been pursuing extensive changes to Israel’s judicial system. Recently, the Israeli Parliament has enacted an amendment to one of the Basic Laws, narrowing significantly the authority of Israeli courts to apply the "reasonableness" standard of review to acts and omissions of the government and its ministries. These developments have sparked an extensive on-going political debate. In response to the foregoing developments, many individuals, organizations and institutions, both within and outside of Israel, have been voicing concerns that such changes may negatively impact the business environment in Israel, reflected, among other things, in reluctance of foreign investors to invest or transact business in Israel and resulting, among other things, in currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. It is currently unknown to what extent the planned changes in the judicial system will be further promoted nor can it currently be predicted how the recent enactment will affect the Israeli economy and how investors will assess the impact of these changes on it. To the extent that any of the negative developments stated above occur or become more severe, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

While our reporting and functional currency is the U.S. dollar, we pay a meaningful portion of our expenses in NIS, Euros and other currencies. The salaries of our Israeli employees, our general and administrative expenses (including rent for our real property facility in Israel), and the fees that we pay to certain of our partners, are denominated in NIS. Certain of our suppliers are located in Europe and are paid in Euros. As a result, we are exposed to the currency fluctuation risks relating to the denomination of our future expenses in U.S. dollars. More specifically, if the U.S. dollar becomes devalued against the NIS or the Euro, our NIS- or Euro- denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also (in the future) outweigh the positive effect of any appreciation of the U.S. dollar relative to the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. The Israeli rate of inflation did not have a material adverse effect on our financial condition during 2021 or 2022. Given our general lack of currency hedging arrangements to protect us from fluctuations in the exchange rates of the NIS or the Euro and other non-U.S. currencies in relation to the U.S. dollar (and/or from inflation of such non-U.S. currencies), we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or in Europe or the rate of devaluation (if any) of the U.S. dollar against the NIS or the Euro.

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

Our amended and restated articles of association also include, among others things, the following restrictions which may delay, prevent or make undesirable an acquisition of all or a significant portion of our shares or assets:

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

Investors may have difficulties enforcing a U.S. judgment, including judgments based upon the civil liability provisions of the U.S. federal securities laws against us or asserting U.S. securities laws claims in Israel.

Service of process upon us and enforcement of judgments obtained in the United States against us may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Association of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on May 19, 2023).

3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form F-1 (File No. 333-227601), filed with the SEC on September 28, 2018).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

4.2	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on April 21, 2023.

10.1	Underwriting Agreement, dated as of April 19, 2023, by and between Gamida Cell Ltd. and Piper Sandler & Co., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on April 21, 2023.

10.2*	Amended and Restated Consulting Agreement, entered into as of May 22, 2023, by and between Terry Coelho and Gamida Cell Ltd.

10.3*	Special Transaction Bonus Agreement, dated May 19. 2023, by and between Abbey Jenkins and Gamida Cell Ltd.

10.4*	Retention Bonus and Special Transaction Bonus Agreement, dated May 19. 2023, by and between Michelle Korfin and Gamida Cell Ltd.

10.5*	Retention Bonus and Special Transaction Bonus Agreement, dated May 19. 2023, by and between Josh Patterson and Gamida Cell Ltd.

10.6*	Retention Bonus and Special Transaction Bonus Agreement, dated May 19. 2023, by and between Ronit Simantov and Gamida Cell Ltd.

10.7*	Amended & Restated Open Market Sale AgreementSM, dated June 5, 2023, by and between Jefferies LLC and Gamida Cell Ltd.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

*	Filed herewith.
#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gamida Cell Ltd.

August 14, 2023	By:	/s/ Abigail Jenkins
Abigail Jenkins
President, Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2023	By:	/s/ Terry Coelho
Terry Coelho
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)