Form 10-Q
period 2023-09-30
Gamida Cell Ltd.
filed 2023-11-14
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 132,638,514 ordinary shares outstanding as of November 10, 2023.

i

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

ii

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Gamida Cell ltd. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023

U.S. DOLLARS IN THOUSANDS

UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

		September 30,	December 31,
	Note	2023	2022
		Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents		$60,431	$64,657
Short-term restricted deposit		2,723	-
Inventory		2,324	-
Accounts receivable		676	-
Prepaid expenses and other current assets		2,355	1,889

Total current assets		68,509	66,546

NON-CURRENT ASSETS:
Restricted deposits		377	3,668
Property, plant and equipment, net		42,667	44,319
Operating lease right-of-use assets	3	3,706	7,024
Severance pay fund		1,288	1,703
Other long-term assets		1,201	1,513

Total non-current assets		49,239	58,227

Total assets		$117,748	$124,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

		September 30,	December 31,
	Note	2023	2022
		Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Trade payables		$1,664	$6,384
Employees and payroll accruals		6,058	5,300
Operating lease liabilities	3	1,497	2,648
Accrued interest of convertible senior notes	4	710	1,652
Accrued expenses and other current liabilities		10,725	8,891

Total current liabilities		20,654	24,875

NON-CURRENT LIABILITIES:
Convertible senior notes, net	4, 5	81,419	96,450
Warrants liability	5	11,610	-
Accrued severance pay		1,381	1,914
Long-term operating lease liabilities	3	2,302	4,867
Other long-term liabilities		-	4,690

Total non-current liabilities		96,712	107,921

CONTINGENT LIABILITIES AND COMMITMENTS	6

SHAREHOLDERS’ EQUITY (DEFICIT):	7, 8
Share capital -
Ordinary shares of NIS 0.01 par value - Authorized: 225,000,000 and 150,000,000 shares at September 30, 2023 (unaudited) and December 31, 2022; Issued: 132,083,914 and 74,703,030 at September 30, 2023 (unaudited) and December 31, 2022, respectively; Outstanding: 131,931,600 and 74,583,026 shares at September 30, 2023 (unaudited) and December 31, 2022, respectively		357	211
Treasury Ordinary shares of NIS 0.01 par value – 152,314 and 120,004 shares at September 30, 2023 (unaudited) and December 31, 2022, respectively		*	*
Additional paid-in capital		471,012	408,598
Accumulated deficit		(470,987)	(416,832)

Total shareholders’ equity (deficit)		382	(8,023)

Total liabilities and shareholders’ equity (deficit)		$117,748	$124,773

*	Represents less than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited

Net revenue	$673	$-	$673	$-
Cost of sales	626	-	626	-

Research and development expenses, net	4,248	9,864	21,776	31,732
Selling, general and administrative	13,837	7,197	34,691	22,698

Total operating expenses	18,085	17,061	56,467	54,430

Total operating loss	18,038	17,061	56,420	54,430

Financial (income) expenses, net	(16,519)	741	(2,265)	2,149

Net loss	$1,519	$17,802	$54,155	$56,579

Net loss per share attributable to ordinary shareholders, basic and diluted	$0.01	$0.29	$0.53	$0.95

Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	124,236,300	60,440,765	101,479,968	59,821,655

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 U.S. dollars in thousands (except share and per share data)

	Three months ended September 30, 2023 (unaudited)
	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares	capital	deficit	Equity

Balance as of June 30, 2023	112,274,165	$305	$ *	$443,450	$(469,468)	$(25,713)

Issuance of ordinary shares upon release of restricted share units	236,629	1	-	1	-	2
Treasury shares	(868)	*	*	-	-	*
Exercise of options	820	*	-	*	-	*
Issuance of ordinary shares, net of issuance expenses **	18,888,325	51	-	25,596	-	25,647
Issuance of ordinary shares for 2022 Notes	532,529	*	-	589	-	589
Share-based compensation	-	-	-	1,376	-	1,376
Loss	-	-	-	-	(1,519)	(1,519)

Balance as of September 30, 2023	131,931,600	357	*	471,012	(470,987)	382

	Nine months ended September 30, 2023 (unaudited)
	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares	capital	deficit	Equity

Balance as of December 31, 2022	74,583,026	$211	$ *	$408,598	$(416,832)	$(8,023)

Issuance of ordinary shares upon release of restricted share units	348,998	1	-	1	-	2
Treasury shares	(32,310)	*	*	-	-	*
Exercise of options	1,066	*	-	*	-	*
Issuance of ordinary shares, net of issuance expenses ***	46,671,195	127	-	41,118	-	41,245
Issuance of ordinary shares for 2022 Notes	10,326,355	18	-	16,953	-	16,971
Exercise of warrants liability	33,270	*	-	45	-	45
Share-based compensation	-	-	-	4,297	-	4,297
Loss	-	-	-	-	(54,155)	(54,155)

Balance as of September 30, 2023	131,931,600	357	*	471,012	(470,987)	382

*	Represents less than $1.
**	Issuance costs of approximately $793.
***	Issuance costs of approximately $2,951.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30, 2022 (unaudited)
	Ordinary shares		Treasury		Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares		capital	deficit	equity

Balance as of June 30, 2022	59,977,188	$169	$	*	$383,915	$(376,234)	$7,850

Treasury shares	(3,085)	-		*	*	-	*
Issuance of ordinary shares, net of issuance expenses **	14,406,707	41		-	22,173	-	22,214
Share-based compensation	-	-		-	1,299	-	1,299
Loss	-	-		-	-	(17,802)	(17,802)

Balance as of September 30, 2022	74,380,810	$210	$	*	$407,387	$(394,036)	$13,561

	Nine months ended September 30, 2022 (unaudited)
	Ordinary shares		Treasury	Additional paid-in	Accumulated	Total shareholders’
	Number	Amount	shares	capital	deficit	equity
Balance as of December 31, 2021	59,970,389	$169	$-	$381,225	$(337,457)	$43,937

Grant of restricted shares	3,600	*	-	*	-	*
Treasury shares	(85,770)	-	*	*	-	*
Exercise of options	47,426	*	-	76	-	76
Issuance of ordinary shares, net of issuance expenses ***	14,445,165	41	-	22,257	-	22,298
Share-based compensation	-	-	-	3,829	-	3,829
Loss	-	-	-	-	(56,579)	(56,579)

Balance as of September 30, 2022	74,380,810	$210	$ *	$407,387	$(394,036)	$13,561

*	Represents less than $1.
**	Issuance costs of approximately $2,079.
***	Issuance costs of approximately $2,081.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2023	2022
	Unaudited
Cash flows from operating activities:

Loss	$(54,155)	$(56,579)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation of property, plant and equipment	1,024	391
Financing expense (income), net	61	(2,461)
Share-based compensation	4,297	3,829
Change in Fair Value of warrants liability	(9,143)	-
Change in Fair Value in convertible notes	1,039	-
Warrants issuance costs	1,733	-
Amortization of debt discount and issuance costs	625	582

Change in assets and liabilities:

Inventory	(92)	-
Operating lease right-of-use assets	2,020	1,922
Operating lease liabilities	(2,417)	(2,395)
Increase in accounts receivable	(676)	-
Increase (decrease) accrued severance pay, net	(118)	23
(Increase) decrease in prepaid expenses and other assets	(239)	1,719
Decrease in trade payables	(4,720)	(6,355)
Increase (decrease) in accrued expenses and other liabilities	(2,096)	5,079

Net cash used in operating activities	(62,857)	(54,245)

Cash flows from investing activities:

Purchase of property, plant and equipment	(833)	(2,865)
Purchase of marketable securities	-	(4,557)
Proceeds from maturity of marketable securities	-	37,972
Proceeds from restricted deposits	294	500

Net cash provided by (used in) investing activities	(539)	31,050

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2023	2022
	Unaudited
Cash flows from financing activities:

Proceeds from exercise of warrants	45	-
Proceeds from exercise of options	-	76
Principal payments of convertible senior note	(1,142)	-
Proceeds from share issuance and warrants liability, net	60,267	22,298

Net cash provided by financing activities	59,170	22,374

Decrease in cash and cash equivalents	(4,226)	(821)
Cash and cash equivalents at beginning of period	64,657	55,892

Cash and cash equivalents at end of period	$60,431	$55,071

Significant non-cash transactions:

Purchase of property, plant and equipment on credit	$-	$281

Supplemental disclosures of cash flow information:

Cash paid for interest	$(5,685)	$(4,406)

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1: GENERAL

a.	Gamida Cell Ltd. (the “Company”), founded in 1998, is a cell therapy pioneer working to turn cells into powerful therapeutics. The Company applies a proprietary expansion platform leveraging the properties of nicotinamide (“NAM”) to allogeneic cell sources including umbilical cord blood-derived cells and natural killer (NK) cells to create cell therapy candidates, with the potential to redefine standards of care.

b.	On April 17, 2023, the U.S. Food and Drug Administration approved the Company’s allogeneic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. In addition, the Company has applied its NAM cell expansion technology to NK cells, to develop its initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies.

c.	In March 2023, the Company announced a strategic reprioritization of its business activities to primarily focus on the commercial launch of Omisirge.

d.	In October 2023, the Company announced early data from 10 patients with CD20 positive non-Hodgkin lymphoma that are in the first three cohorts in an ongoing multicenter Phase 1/2 study of NK cell therapy candidate GDA-201. The study is designed to evaluate safety and determine the maximum tolerated dose.

The patients were heavily pretreated with a median of six prior lines of therapy, including CAR-T cell therapy (six patients) and hematopoietic stem cell transplant (four patients). Preliminary results showed marked shrinkage of target lesions in five patients; efficacy evaluation showed two patients with complete response, two with partial response, and one with stable disease. No dose-limiting toxicities were reported in the 10 patients treated with doses up to 1x108 cells/kg of GDA-201 in combination with rituximab.

Activity appears to be dose dependent with two of the three patients in Cohort 3 responding. The fourth and final cohort of the Phase 1 portion of the study, at the target dose level of 2x108 cells/kg, is currently enrolling; however, the Company does not plan to conduct the Phase 2 portion of the Phase 1/2 study.

e.	Prior to FDA approval of Omisirge in April 2023, the Company devoted substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of September 30, 2023 was $470,987 and negative cash flows from operating activities during the nine months ended September 30, 2023 were $62,857. The Company’s management plan is to seek a strategic partnership to support the commercialization of Omisirge or seek additional financing as required to fund its operations until achieving positive cash flows. However, there is no assurance that capital financing and/or a strategic transaction will be available to the Company, and even if available, whether it will be on terms acceptable to the Company or in amounts required.

NOTE 1: GENERAL (Cont.)

f.	These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

g.	The Company has a wholly owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The Company has one operating segment and reporting unit. The subsidiary was created to assist with the commercialization of the Company’s products in the United States.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements:

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

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgements and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Estimates may include: revenue recognition, such as returns of product sold, stock-based compensation, inventory, and impairment of long lived assets. Actual results could differ from those estimates.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Inventories:

Inventories are stated at the lower of cost or net realizable value. The Company regularly evaluates its ability to realize the value of inventory. If the inventories are deemed damaged, if actual demand of the Company’s therapies deteriorates, or if market conditions are less favorable than those projected, inventory reserves or write-offs may be required.

During the three and nine months period ended September 30, 2023, a reserve for slow-moving inventory approaching expiration dates and inventory write-offs were recorded.

d.	Revenue recognition:

Revenues are recognized in accordance with ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company’s revenues are comprised of product revenue from the sales of Omisirge. Gamida Cell has a sole distributor in the United States and sells to this customer under the Flash Title model, whereby the third-party partner takes ownership but does not handle physical storage or distribution. The customer in turn resells the product to the transplant centers, while also managing the order to cash processes.

To determine revenue recognition for arrangements the Company determines that are within the scope of Topic 606, the Company performs the following five steps:

(i)	Identify the contract(s) with a customer:

The Company enters into an enforceable contract with a customer that (1) defines each party’s rights regarding delivery of and payment for a product, (2) the contract has commercial substance and (3) the Company determines that collection of substantially all consideration for such product is probable based on the payer’s intent and ability to pay the promised consideration.

(ii)	Identify the performance obligations in the contract:

The Company’s sales contracts include the delivery of Omisirge, which represent the Company’s single performance obligation under each contract.

(iii)	Determine the transaction price:

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for providing a product to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the net realizable value utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

Product revenues are recognized, net of variable consideration related to certain allowances and accruals, at the time of delivery to the transplant center.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

(iv)	Allocate the transaction price to the performance obligations in the contract:

If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.

(v)	Recognize revenue when (or as) the entity satisfies a performance obligation:

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control either transfers over time or at a point in time, which affects when revenue is recorded.

Revenues from sales of products are recognized at the point in time of transfer of control of the product, which is the time of delivery to a transplant center.

e.	Accounts receivable:

The Company’s accounts receivable balance consists of amounts due from product sales to a single customer, which is the Company’s sole distributor of Omisirge in the United States. Under the Flash Title model, whereby the third-party partner takes ownership does not handle physical storage or distribution. Gamida Cell sells to this customer which in turn resells the product to the transplant centers, while also managing the order to cash processes.

f.	Cost of sales:

Cost of sales in 2023 were direct costs attributable to the production of Omisirge, including raw materials, production, labor, and certain maintenance and indirect manufacturing overhead costs, quality testing directly related to each product batch, and depreciation on capital expenditure relating to the manufacturing facility that Gamida Cell has purchased to produce Omisirge. It also includes any cost of batch failure losses and royalty expenses. Cost of sales for Omisirge are recognized when incurred.

g.	Selling, general & administrative:

Beginning July 1, 2023, the Company’s reporting of operating expenses was modified to reflect the Company’s transition to the commercial stage, with all operating costs now reported as either research and development expenses, or selling, general & administrative (SG&A) expenses. For 2022 and the first two quarters of 2023, previously reported commercial and general & administrative costs were combined into SG&A expenses. Beyond commercial and general & administrative costs, SG&A also includes certain indirect manufacturing and quality expenses, excess capacity costs and medical affairs expenditures. Excess capacity costs reflect those labor and manufacturing overhead costs incurred, but not absorbed in cost of sales in the period, given that our facility is staffed to produce the anticipated demand over the course of the coming year.

h.	Recently adopted accounting standards:

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

NOTE 3: LEASES

The Company entered into operating leases primarily for its production plant, and its laboratories and offices. The leases have remaining lease terms of up to five years, and the Company does not assume renewals in its determination of the lease term unless the renewals are considered as reasonably certain at lease commencement.

The components of operating lease costs were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited

Operating lease costs	$746	$676	$1,906	$2,093
Short-term lease costs	-	8	82	92

Total lease costs	$746	$684	$1,988	$2,185

Supplemental balance sheet information related to operating leases is as follows:

Nine months ended September 30, 2023
Unaudited

Weighted average remaining lease term (in years)	3.16
Weighted average discount rate	2.80%

Maturities of lease liabilities were as follows:

September 30, 2023
Unaudited

2023	$624
2024	1,203
2025	1,071
2026	710
Thereafter	541

Total undiscounted lease payments	4,149
Less - imputed interest	(350)

Present value of lease liabilities	$3,799

NOTE 4: CONVERTIBLE SENIOR NOTES, NET

a.	On February 16, 2021, the Subsidiary issued convertible senior notes (the “2021 Notes”) due in 2026, in the aggregate principal amount of $75 million, pursuant to an Indenture between the Company, the Subsidiary, and Wilmington Savings Fund Society, FSB, dated February 16, 2021 (the “Indenture”). The 2021 Notes bear interest payable semiannually in arrears, at a rate of 5.875% per year. The 2021 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

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

	September 30,	December 31,
	2023	2022
	Unaudited
Liability component:

Principal amount	$75,000	$75,000
Issuance costs	(4,223)	(4,223)

Net of issuance costs	70,777	70,777
Amortized issuance costs	2,048	1,423

Net carrying amount	$72,825	$72,200

NOTE 4: CONVERTIBLE SENIOR NOTES, NET (Cont.)

The total issuance costs of the 2021 Notes amounted to $4,223 and are amortized to interest expenses at an annual effective interest rate of 7.37%, over the term of the 2021 Notes.

As of September 30, 2023, and December 31, 2022, the total estimated fair value of the 2021 Notes was $75,483 and $73,331, respectively. The fair value was determined using the Company’s effective rates for September 30, 2023 and December 31, 2022. The fair value of the 2021 Notes are classified as Level 3; see Note 5 below for further details.

b.	In December 2022, the Company, as guarantor, and the Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”), as the lenders (together with the other lenders from time to time party thereto, the “Lenders”), and Wilmington Savings Fund Society, FSB, as collateral agent and administrative agent. Pursuant to the Loan Agreement, the Subsidiary issued convertible senior notes with an aggregate principal amount of $25 million (the “2022 Notes”). The 2022 Notes bear interest of 7.5% which is paid on a quarterly basis and require monthly principal installment payments.

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

The Loan Agreement contains customary representations and warranties and covenants, including a $20 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants will terminate when less than $5.0 million of principal amount is outstanding under the Loan Agreement. As of September 30, 2023, the Company is in compliance with such covenants.

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

As of September 30, 2023, the Company issued 9,168,058 and 1,158,297 Ordinary shares in exchange for the discharge of $15,554 of the outstanding principal balance and the discharge of $1,418 of interest payments, respectively, in respect of the 2022 Notes.

NOTE 5: FAIR VALUE MEASUREMENTS

Cash and cash equivalents, restricted deposits, prepaid expenses and other assets, trade payables and accrued expenses and other liabilities, are stated at their carrying value which approximates their fair value due to the short time to the expected receipt or payment. The Company classifies cash equivalents within Level 1, and the 2021 Notes, 2022 Notes and warrants liability are classified within Level 3, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

The following tables present information about the Company’s financial assets and liabilities that are measured in fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (unaudited)			December 31, 2022
	Level 1	Level 3	Total	Level 1	Level 3	Total
Financial assets:

Money market funds included in cash and cash equivalent	$56,222	$-	$56,222	$58,827	$-	$58,827

Total assets measured at fair value	$56,222	$-	$56,222	$58,827	$-	$58,827

Financial Liabilities:

2022 Notes	$-	$8,594	$8,594	$-	$24,250	$24,250
Warrants liability	-	11,610	$11,610	-	-	-

Total liabilities measured at fair value	$-	$20,204	$20,204	$-	$24,250	$24,250

In connection with the April 19, 2023 public offering of Ordinary shares, the Company granted certain investors warrants to purchase 17,500,000 Ordinary shares at an exercise price of $1.35 per share. The warrants liability was valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the Ordinary shares. The expected volatility was implied from a blend of the Company’s own Ordinary share and public warrant pricing, and the average historical share volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its own business.

The following table summarizes the warrant liability activity as of September 30, 2023:

Warrant liability

Initial measurement (April 21, 2023)	$20,753
Change in fair value	(9,143)

Balance at September 30, 2023 (unaudited)	$11,610

NOTE 5: FAIR VALUE MEASUREMENTS (Cont.)

The key inputs used in the valuation of the warrants liability as of September 30, 2023 and April 21, 2023, the initial measurement date, are included below:

Input	September 30, 2023	April, 21, 2023

Exercise price	$1.35	$1.35
Share price on date	$1.03	$1.60
Risk-free rate	4.6%	3.7%
Expected volatility	89%	91%
Dividend Rate	0%	0%

The 2022 Notes were valued using the Monte Carlo simulation analysis to generate expected future cash flows based on movement in the Company’s stock price. These future cash flows were then discounted to present value. Cash flows associated with the future conversion of loan principal into shares were discounted at the risk-free rate commensurate with the remaining term of the loan. Future cash flows resulting from the contractual debt payments were discounted at a market yield. The significant inputs into the Monte Carlo simulation were the closing stock price as of September 30, 2023, a volatility analysis of the stock, and the risk-free rate using the U.S. Treasury Constant Maturity Rate for the remaining time between the valuation date and maturity date.

The fair value for the 2022 Notes liability as of September 30, 2023 and December 31, 2022:

2022 Notes

Balance at December 31, 2022	$24,250
2023 principal payments and conversions	(16,695)
Change in fair value	1,039

Balance at September 30, 2023 (unaudited)	$8,594

The key inputs used in the valuation of the 2022 Notes liability as of September 30, 2023 and December 31, 2022, the initial measurement date:

	September 30,	December 31,
	2023	2022
	Unaudited

Voluntary conversion price	$1.91	$1.91
Share price on date	$1.03	$1.29
Risk-free rate	5.4%	4.4%
Expected volatility	100%	75%
Implied yield	31.5%	32.8%

NOTE 6: CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

From time to time the Company or the Subsidiary may be involved in legal proceedings and/or litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe it will have a material effect on its consolidated financial position, results of operations, or cash flows.

b.	Bank guarantees:

As of September 30, 2023, the Company obtained bank guarantees in the amount of $2,686, primarily in connection with an Israeli Investment Center grant which requires a bank guarantee in order to ensure the fulfillment of the grant terms.

c.	Governments grants:

The Company has received grants from the Israeli Innovation Authority (IIA) to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $37,082 through September 30, 2023, of which $34,477 is royalty-bearing grants and $2,605 is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-5% of future sales of the developed products, up to 100% of the amount of grants received plus interest at the LIBOR rate. Through September 30, 2023, the Company has accrued $20 in royalty expenses. The Company’s contingent royalty liability to the IIA at September 30, 2023, including grants received by the Company and the associated LIBOR interest on all such grants totaled to $43,447.

d.	Lonza settlement:

In December 2022, the Company signed an agreement with Lonza Netherlands B.V., or Lonza, to mutually terminate their Service Agreement, whereas the Company shall pay Lonza an aggregate amount of $8,479 (€8,000). As of September 30, 2023, the Company had paid the first payment of $1,594 (€1,500); an additional $2,646 (€2,500) will be paid in 2023 and the remaining $4,240 (€4,000) will be paid in 2024. US dollar amounts for this payment obligation were estimated using the € to US dollar exchange rate on September 30, 2023, as this payment obligation is in €.

NOTE 7: SHAREHOLDERS’ EQUITY

a.	Ordinary shares:

Subject to the Company’s Amended and Restated Articles of Association, as amended, the holders of the Company’s Ordinary shares have the right to receive notices to attend and vote in general meetings of the Company’s shareholders, and the right to participate in dividends and other distributions upon liquidation.

On September 27, 2022, the Company issued and sold, in an underwritten public offering, an aggregate of 12,905,000 of its Ordinary shares at a public offering price of $1.55 per share, for gross proceeds of approximately $20,000, before deducting underwriting discounts and commissions and offering expenses.

NOTE 7: SHAREHOLDERS’ EQUITY (Cont.)

On April 19, 2023, the Company issued and sold 17,500,000 of its Ordinary shares at a public offering price of $1.30 per ordinary share and accompanying warrants to purchase 17,500,000 Ordinary shares, for gross proceeds of approximately $22.8 million, before deducting underwriting discounts and commissions and offering expenses, of $1.9 million.

As of September 30, 2023, the Company had raised $39,412 in net proceeds by issuing 29,171,195 shares via an ATM offering, at an average public offering price of $1.39 per share.

b.	Warrants to investors:

As part of its April 2023 underwritten public offering of its securities, the Company granted certain investors 17,500,000 warrants to purchase the Company’s Ordinary shares that will expire on April 21, 2028. The warrants were classified as a liability on the balance sheet initially, and subsequently measured at fair value through earnings, as the warrants are not considered indexed to the Company’s own equity pursuant to ASC 815-40. The change in fair value of the warrants liability is recognized in financial expenses, net, in the consolidated statements of operation. During the nine months ended September 30, 2023, 33,270 of such warrants were exercised in exchange for 32,270 of the Company’s Ordinary shares.

c.	Treasury shares:

During the nine months ended September 30, 2023, the Company cancelled 32,310 outstanding restricted shares, whereby the restricted shares became treasury shares.

NOTE 8: SHARE-BASED COMPENSATION

a.	Option plans:

On January 23, 2017, the Company’s Board of Directors approved the Company’s 2017 Share Incentive Plan (the “2017 Plan”), and the subsequent grant of options to the Company’s employees, officers and directors. Pursuant to the 2017 Plan, the Company initially reserved for issuance 312,867 Ordinary shares, nominal value NIS 0.01 each. On February 28, 2017, the Company’s shareholders approved the 2017 Plan.

The 2017 Plan provides for the grant of awards, including options, restricted shares and restricted share units to the Company’s directors, employees, officers, consultants and advisors.

On February 25, 2021 and November 17, 2021, the board of directors and shareholders, respectively, approved an amendment and restatement of the 2017 Plan. The 2017 Plan, as amended, also contains an “evergreen” provision, which provides for an automatic allotment of Ordinary shares to be added every year to the pool of Ordinary shares available for grant under the 2017 Plan. Under the evergreen provision, on January 1 of each year (beginning January 1, 2022), the number of Ordinary shares available under the 2017 Plan automatically increases by the lesser of the following: (i) 4% of our outstanding Ordinary shares on the last day of the immediately preceding year; and (ii) an amount determined in advance of January 1 by the board of directors. As of September 30, 2023, 2,025,064 shares were reserved for issuance under the 2017 Plan.

NOTE 8: SHARE-BASED COMPENSATION (Cont.)

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
	Unaudited

Dividend yield	0%	0%
Expected volatility of the share prices	73%	66%-67%
Risk-free interest rate	4.3%	1.8% - 3.5%
Expected term (in years)	8	8

Based on the above inputs, the fair value of the options was determined to be $0.99 - $1.85 per option at the grant date.

b.	The following table summarizes the number of options granted to employees as of September 30, 2023 under the Amended and Restated 2017 Plan as well as historical equity incentive plans under which no equity awards remain outstanding and related information:

	Number of options	Weighted average exercise price

Balance as of January 1, 2023	6,133,903	$4.62

Granted	2,127,834	1.53
Exercised	(1,066)	0.25
Forfeited	(641,406)	2.61
Expired	(511,031)	5.57

Balance as of September 30, 2023 (unaudited)	7,108,234	3.85

Exercisable as of September 30, 2023 (unaudited)	3,955,093	4.75

As of September 30, 2023, there are $6,969 of total unrecognized costs related to share-based compensation that are expected to be recognized over a period of up to four years.

NOTE 8: SHARE-BASED COMPENSATION (Cont.)

c.	A summary of restricted shares and restricted share units activity as of September 30, 2023 is as follows:

	Number of restricted shares and restricted share units	Weighted average grant date fair value
	(unaudited)	(unaudited)
Unvested as of January 1, 2023	1,126,743	$3.29

Granted	1,036,606	1.53
Vested	(499,894)	2.85
Forfeited	(333,173)	2.30

Unvested as of September 30, 2023 (unaudited)	1,330,282	2.33

d.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three and nine months ended September 30, 2023 and 2022 is comprised as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited

Cost of sales expenses	$3	$-	$3	$-
Research and development expenses, net	230	533	1,026	1,551
Selling, general and, administrative	1,143	766	3,268	2,278

Total share-based compensation	$1,376	$1,299	$4,297	$3,829

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

Details of the number of shares and loss used in the computation of loss per share:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company
	Unaudited
For the computation of basic and diluted loss	124,236,300	$1,519	60,440,765	$17,802	101,479,968	$54,155	59,821,655	$56,579

NOTE 9: BASIC AND DILUTED NET LOSS PER SHARE (Cont.)

All outstanding convertible senior note options, warrants, outstanding share options, and restricted shares for the three and nine months ended September 30, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total numbers of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	Unaudited

Convertible senior notes	10,876,824	4,222,973	10,876,824	4,222,973
Warrants	17,466,730	108,049	17,466,730	2,233,283
Outstanding share options	7,083,976	5,189,188	6,774,012	4,964,826
Restricted shares	1,628,671	1,140,318	1,489,041	1,008,551

Total	37,056,201	$10,660,528	36,606,607	$12,429,633

NOTE 10: SUBSEQUENT EVENTS

From October 1, 2023 through November 10, 2023, the Company raised an additional $499 in net proceeds by issuing 706,914 Ordinary shares via an ATM offering, at an average public offering price of $0.73.

From October 1, 2023 through November 14, 2023, the Company made a monthly principal installment payment of $554 on the 2022 Note. The outstanding principal amount of the 2022 Note is $7,751 following this payment.

On October 2, 2023 the Company paid $2,646 to Lonza as part of the termination of their Service Agreement. See Note 6 for further details.

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

Company Overview

We are a cell therapy pioneer working to turn cells into powerful therapeutics. We apply a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care. On April 17, 2023, the U.S. Food and Drug Administration, or FDA, approved our allogeneic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection.

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

We believe the commercial potential for Omisirge consists of two key opportunities: potentially improving outcomes for patients, and potentially increasing access for patients who are currently eligible for transplant and cannot find an appropriate donor. In September 2023, the first patient received a stem cell transplant with Omisirge, and we estimate that in 2028 approximately 10,000 patients who are ages 12 and above with hematologic malignancies will be eligible for transplant and that Omisirge could be the treatment of choice for approximately 20% of this population.

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

In September 2021, we submitted an investigational new drug application, or IND, for a Phase 1/2 clinical trial of a cryopreserved formulation of GDA-201 in patients with follicular and diffuse large B-cell lymphomas, which was subsequently placed on clinical hold prior to the initiation of patient dosing, and on April 21, 2022, we received correspondence from the FDA indicating that the FDA had removed the clinical hold and cleared our IND for GDA-201. In August 2022, we treated the first patient with GDA-201 in this study, and in October 2023 we announced preliminary results that showed marked shrinkage of target lesions in five of 10 patients for whom data was available. The efficacy evaluation showed two patients with complete response, two with partial response, and one with stable disease, and no dose-limiting toxicities were reported in the 10 patients treated with doses up to 1x108 cells/kg GDA-201 in combination with rituximab. The study is currently enrolling patients in the fourth and final dose escalation cohort of the Phase 1 portion of the trial and we expect to report the complete results of the Phase I portion of this Phase 1/2 clinical trial in the first quarter of 2024. Solely for financial reasons, we have reduced planned investment in the development of our clinical stage NK cell therapy candidate, GDA-201 and do not plan to conduct the Phase 2 portion of the Phase 1/2 study.

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

Although we have completed multiple debt and equity financings in the last two years, we will need to secure a strategic transaction or substantial additional funding to support our operating activities as we commercialize Omisirge. We may obtain additional financing in the future through the issuance of our ordinary shares, through other equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital or secure a partnership on terms acceptable to us, or at all, and any failure to raise capital or secure a partnership as and when needed could compromise our ability to execute our business plan. As of September 30, 2023, we had total cash and cash equivalents of $60.4 million, and as of November 10, 2023, we had raised additional funds of approximately $0.5 million in net proceeds from sales through our ATM facility.

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

Recent Developments

On October 19, 2023, we held our annual general meeting of the shareholders of the Company at which time our shareholders approved, among other things, the adoption of an amendment to our Amended and Restated Articles of Association which increased the Company’s authorized share capital from NIS 2,250,000, divided into 225,000,000 ordinary shares to NIS 3,250,000, divided into 325,000,000 ordinary shares.

We have incurred significant net losses since our formation in 1998. Our net losses were $54.2 million and $56.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, our accumulated deficit was $471.0 million. We expect to continue to incur losses for the foreseeable future, and our losses may fluctuate significantly from year to year. Our expectation that we will generate operating losses and negative operating cash flows in the future and the need for a strategic transaction or additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of the condensed consolidated financial statements included elsewhere in this Quarterly Report. If we are unable to secure a strategic partnership to support the commercialization of Omisirge or additional financing, our board of directors may decide to pursue a dissolution and liquidation. In the event of such liquidation or other wind-down event, holders of our securities may suffer a total loss of their investment.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result from the outcome of the uncertainties described above.

Components of Results of Operations

Revenue

We currently have one product, Omisirge, which was approved by the FDA in April 2023, and we first recognized revenue from the sale of Omisirge in the third quarter of 2023. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments and future collaborations. In addition, if we fail to achieve clinical success or obtain regulatory approval of any of our other product candidates in a timely manner, our ability to generate future revenue may be impaired.

Cost of sales

As the Company transitioned from a development stage company to a commercial stage company with recognized revenue, we began to report cost of sales. Cost of sales will be reported using a standard costing approach based on staffed capacity. Many of these costs were previously included in research and development costs as described below.

●	The direct cost of sales include: materials; testing; shipping; manufacturing, quality assurance and quality control labor; and direct overheads, including manufacturing depreciation.

●	Cost of sales will also recognize the expense for any batch failures incurred in the period.

●	Royalty expenses, which are a function of the revenue in the period, are also included in cost of sales.

Research and development expenses, net

Our research and development expenses, net of IIA grants, consisted primarily of:

●	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

●	expenses incurred under agreements with third parties, including CROs, subcontractors, suppliers and consultants, for the conduct of our preclinical studies and clinical trials;

●	expenses incurred to acquire, develop and manufacture preclinical study and clinical trial materials; and

●	research and development facilities and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

Research and development expenses (net of grants) are recognized in the consolidated statements of comprehensive loss when incurred.

Through September 30, 2023, we have received an aggregate of approximately $37.1 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.5 million is royalty-bearing grants, and $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3% to 5% on our gross revenue, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest calculated at a rate based on the 12-month LIBOR. We have accrued royalty expenses to the IIA beginning in the third quarter with the initiation of revenue recognition. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

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

With regard to clinical development activities, we are currently focused on completing the Phase 1 portion of the Phase 1/2 clinical trial of GDA-201 for the treatment of follicular and diffuse large B-cell lymphomas. Government grants received from the IIA are recognized as a reduction of the related research and development expenses.

We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of any product candidate other than Omisirge. On March 27, 2023, with the objective of extending our financial resources, we announced a workforce reduction plan, which was completed by the end of the second quarter of 2023. We incurred charges of approximately $ 0.8 million for severance and other employee termination related costs, primarily in the second quarter of 2023. We have initiated hiring and other expenditures for the commercialization of Omisirge.

Selling, general and administrative (SG&A) expenses

In light of the shift to commercial stage income statement reporting, we have adjusted external reporting to reflect the Company’s operating structure which is primarily focused on supporting commercialization of Omisirge. As such, we are combining indirect supply chain and quality expenses, commercial expenses, medical affairs expenses, general and administrative expenses, and excess capacity into SG&A expenses. Supply chain expenses consist primarily of personnel costs, including share-based compensation, related to indirect supply chain and quality functions, and excess capacity costs which reflect the underutilization of manufacturing related labor and overheads. Commercial expenses consist primarily of personnel costs, including share-based compensation, related to executive and commercial functions, the commercialization of Omisirge, and external consulting service fees. General and administrative expenses consist primarily of personnel costs, including share-based compensation related to directors, executives, finance, and administrative functions, facility costs and external professional service costs, including legal, accounting and audit services, medical affairs, and other consulting fees. We incur expenses related to audit, legal, and tax-related services, director and officer insurance premiums, executive compensation, and other customary costs associated with being a public company subject to the US domestic issuer listing requirements of Nasdaq and the SEC.

Financial expenses, net

Financial expenses, net, include our interest expenses associated with our convertible senior notes, the fair value impact on the 2022 Note, the fair value impact on our warrants liability and issuance costs from our April 2023 underwritten public offering, partially offset by interest income from deposits and marketable securities.

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

Analysis of Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Net Revenue	$673	$-	$673	100%
Cost of Sales	626	-	626	100%

Operating Expenses
Research and development expenses, net(1)	4,248	9,864	(5,616)	(56.9)%
Selling, general and administrative expenses(1)	13,837	7,197	6,640	92.3%
Total operating loss	18,038	17,061	977	5.7%
Financial (income) expenses, net	(16,519)	741	(17,260)	(2,329.3)%
Loss	$1,519	$17,802	$(16,283)	(91.5)%

(1)	Includes share-based compensation expense as follows:

	Three months ended September 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)

Cost of sales expenses	$3	$-	$3	100%
Research and development expenses, net	230	533	(303)	(56.8)%
Selling, general and administrative expenses	1,143	766	377	49.2%

Total share-based compensation	$1,376	$1,299	$77	5.9%

Net revenue

Net revenue, first recognized in the third quarter of 2023, consisted of two units of Omisirge being delivered to transplant centers, net of revenue deductions.

Cost of sales

Cost of sales, first recognized in the third quarter of 2023, consists of direct costs, batch failure and royalty expenses described above.

Research and development expenses, net

Research and development expenses, net, decreased by approximately $5.7 million to $4.2 million in the three months ended September 30, 2023 from $9.9 million in the three months ended September 30, 2022. The decrease was attributable mainly to the change in reporting, moving indirect manufacturing and quality related expenses to selling, general and administrative expenses (SG&A) and direct manufacturing and quality expenses to cost of sales, a $2.4 million in decreased spending associated with the Phase 3 clinical trial of Omisirge, including a decrease in payments for manufacturing services, a $0.5 million decrease associated with the discontinuation of development of our engineered NK cell therapy pipeline, and a $0.3 million decrease associated with 2022 regulatory expenses following FDA approval, partially offset by a decrease of $0.4 in IIA income.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased by approximately $6.6 million to $13.8 million in the three months ended September 30, 2023, from $7.2 million in the three months ended September 30, 2022. The increase was attributable mainly to the change in reporting, including supply chain expenses of $4.2 million including personnel costs and other indirect supply chain and quality expenses, excess capacity costs of $2.2 million which reflect the underutilization of manufacturing related labor and overhead and medical affairs expenses of $1.3 million, consisting primarily of personnel costs of $0.8 million. Sales and marketing expenses increased by approximately $1.3 million to $4.1 million in the three months ended September 30, 2023, from $2.8 million in the three months ended September 30, 2022. The increase was attributable mainly to an increase in Omisirge launch readiness activities. Given the recent approval of Omisirge, we anticipate our commercial expenses to continue to increase. General and administrative expenses were $4.4 million in the three months ended September 30, 2023, and in the three months ended September 30, 2022.

Financial income/expenses, net

Financial income/expenses, net, were $16.5 million of income in the three months ended September 30, 2023, compared to $0.7 million of expenses in the three months ended September 30, 2022. The $17.2 million change in financial income was primarily due to $14.0 million of income related to the valuation of warrants liability, and $3.2 million of income related to the valuation of our secured convertible senior notes issued in December 2022.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Net revenue	$673	$-	$673	100%
Cost of sales	626	-	626	100%
Research and development expenses, net	21,776	31,732	(9,956)	(31.4)%
Selling, general and administrative expenses (1)	34,691	22,698	11,993	52.8%
Operating loss	56,420	54,430	1,990	3.7%
Financial (income)/expenses, net	(2,265)	2,149	(4,414)	(205.4)%
Loss	$54,155	$56,579	$(2,424)	(4.3)%

(1)	Includes share-based compensation expense as follows:

	Nine Months Ended September 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Cost of sales expenses	$3	$-	$3	100%
Research and development expenses, net	1,026	1,551	(525)	(33.8)%
Selling, general and administrative expenses	3,268	2,278	990	43.5%
Total share-based compensation	$4,297	$3,829	$468	12.2%

Net Revenue

Net revenue, first recognized in the third quarter of 2023, consisted of two units of Omisirge being delivered to transplant centers, net of revenue deductions.

Cost of sales

Cost of sales, first recognized in the third quarter of 2023, consists of direct manufacturing and quality costs, batch failure expenses, and royalty expenses.

Research and development expenses, net

Research and development expenses, net, decreased by approximately $9.9 million to $21.8 million in the nine months ended September 30, 2023 from $31.7 million in the nine months ended September 30, 2022. The decrease was attributable mainly to the $8.0 million decrease in spending associated with the conclusion of the Phase 3 clinical trial of Omisirge, including lower payments for manufacturing services. The remainder of the decrease is attributable to the change in reporting, moving third quarter medical affairs and indirect manufacturing and quality related expenses to SG&A expenses, and direct manufacturing and certain other direct quality expenses to cost of sales.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased by approximately $12.0 million to $34.7 million in the nine months ended September 30, 2023 from $22.7 million in the nine months ended September 30, 2022. The increase was attributable mainly to the change in reporting, including third quarter 2023 indirect supply chain and quality expenses of $4.2 million that included related personnel costs of $0.9 million, excess capacity costs of $2.2 million which reflect the underutilization of manufacturing related labor and overheads, and medical affairs expenses of $1.3 million that consisted primarily of personnel costs of $0.8 million. Sales and marketing expenses increased by approximately $3.7 to $13.5 million in the nine months ended September 30, 2023, from $9.8 million in the nine months ended September 30, 2022. The increase was attributable mainly to an increase in Omisirge launch readiness activities. Given the recent approval of Omisirge, we anticipate our sales and marketing expenses to continue to increase. General and administrative expenses increased by approximately $2.9 million to $15.8 million in the nine months ended September 30, 2023, from $12.9 million in the nine months ended September 30, 2022. The increase was attributable to higher professional services expenses, which were incurred in part in connection with our April public offering, and salary-related costs.

Financial income/expenses, net

Financial income/expenses, net, was $2.3 million of income in the nine months ended September 30, 2023, compared to $2.1 million of expenses in the nine months ended September 30, 2022. The $4.4 million change in financial income was primarily due to $9.1 million of income related to the valuation of warrants liability, and an increase of $1.8 million in interest income, partially offset by $1.0 million of expenses related to the valuation of our secured convertible notes issued in December 2022, an increase of $2.9 million in interest expenses related to the 2022 Note, and $1.7 million of expenses due to issuance costs from our April 2023 underwritten public offering.

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

We are devoting substantially all of our efforts toward the commercialization of Omisirge. Historically, substantially all of our efforts were spent on research and clinical development. In the course of such activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of September 30, 2023 was $471.0 million and negative cash flows from operating activities during the nine months ended September 30, 2023 was $62.9 million. We are planning to finance our operations from our existing and potential future working capital resources and we continue to evaluate strategic transactions and additional sources of capital and financing. However, there is no assurance that additional capital and/or financing will be available to us, and even if available, whether it will be on acceptable terms or in the amounts required. As of September 30, 2023, we had total cash and cash equivalents of $60.4 million, and as of November 10, 2023, we had raised additional funds of approximately $0.5 million in net proceeds from the issuance of shares through our ATM facility. As of November 14, 2023, the date of issuance of our condensed consolidated financial statements, we expect our current cash and cash equivalents to support our ongoing operating activities into the second quarter of 2024 based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. Although there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, these financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These financial statements do not include any adjustments that might result from the outcome of the uncertainties described in Note 1(d) to these financial statements. While our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report, as well as in our consolidated financial statements appearing in our Annual Report, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (i) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (ii) changes in the estimate could have a material impact on our financial condition or results of operations.

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

On December 12, 2022, we entered into a Loan and Security Agreement, pursuant to which Gamida Cell Inc. issued $25.0 million in aggregate principal amount in a convertible senior note, or the 2022 Note, with a maturity date of December 12, 2024. The 2022 Note was issued with an original issue discount of 3.00% and bears interest of 7.5%, which is due on a quarterly basis beginning in April 2023. Also beginning in April 2023, monthly principal and interest installment payments are due under the 2022 Note unless such payment is waived by the lender. For July, the principal amortization payment was $0.59 million per month, decreasing to $0.55 million per month commencing August 15, 2023. Under certain circumstances, we may issue our ordinary shares in exchange for the discharge of principal and interest due under the 2022 Note, at an exchange rate that is based on a volume weighted exercise price calculated as set forth in the 2022 Note. Further, the 2022 Note is exchangeable, at the option of the lenders, into ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares.

The net proceeds from issuance of the 2022 Note were approximately $22.8 million after deducting issuance expenses, and the transaction closed on December 12, 2022. As of September 30, 2023, the lender had elected to exchange $14.1 million of outstanding principal amount of the 2022 Note in exchange for 7,356,018 ordinary shares, and we had elected to discharge $0.9 million of related make-whole interest in exchange for the issuance of 633,185 ordinary shares and the payment of $1.0 million in cash. We discharged $1.5 million of outstanding principal in exchange for 1,812,040 shares and paid $1.1 million of outstanding principal in cash. Additionally, we discharged $0.5 million in interest payments in exchange for 525,112 shares, and we paid $0.3 million in interest payments in cash. The outstanding principal amount of the 2022 Note was $8.3 million as of September 30, 2023, and as of November 10, 2023, the outstanding principal amount of the 2022 Note is $7.8 million following a monthly installment payment of $0.6 million in October 2023.

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

Known Trends, Events and Uncertainties

We are subject to risks and uncertainties as a result of adverse geopolitical and macroeconomic events, such as the ongoing conflict between Ukraine and Russia and related sanctions, the ongoing conflict between Israel and Hamas, an Islamist terrorist group that controls the Gaza Strip, and uncertain market conditions, including higher inflation and supply chain disruptions, which could have a material impact on our business and financial results. The current scope of the conflict between Israel and Hamas is proximate to our sole cell therapy manufacturing facility at Kiryat Gat, which creates uncertainty about our ability to continue to produce Omisirge either because of an attack on or near our facility or because certain of our personnel may be called for military service or otherwise unable to reach the facility. In addition, the conflict between Israel and Hamas may impact the flow of air travel into and out of Ben Gurion Airport in Tel Aviv, which would adversely impact our ability to import starting materials into Israel to manufacture Omisirge and our ability to export Omisirge manufactured for a given patient.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. and Israeli economies and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets or banking sector in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs, production, commercialization and research and development costs, due to supply chain constraints, consequences associated with the ongoing wars in Ukraine and Israel, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Recent Accounting Pronouncements

See note 2 of the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2023 for a discussion of recent accounting pronouncements.

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

Liquidity and Capital Resources

Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the nine months ended September 30, 2023, and September 30, 2022, we incurred a net loss of $54.2 million and $56.6 million, respectively, and net cash of $62.9 million and $54.2, respectively, was used in our operating activities. As of September 30, 2023, and December 31, 2022 we had working capital of $47.8 million and $41.7 million, respectively, and an accumulated deficit of $471.0 million and $416.8 million, respectively. Our principal sources of liquidity as of September 30, 2023, and December 31, 2022, consisted of cash and cash equivalents of $60.4 million and $64.7 million, respectively.

Capital Resources

Overview

Through September 30, 2023, we have financed our operations primarily through private placements and public offerings of equity securities, the 2021 Note, the 2022 Note and through the grants received from the IIA. We have also entered into an Amended & Restated Open Market Sale AgreementSM with Jefferies LLC under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time under an “at the market offering” through Jefferies LLC, or our ATM facility. During the year ended December 31, 2022, we sold 1,540,165 ordinary shares for gross proceeds of $4.4 million, resulting in net proceeds of $4.2 million after deducting sales commissions and offering expenses of $0.2 million under our ATM facility. During the nine months ended September 30, 2023, we sold 29,171,195 ordinary shares for net proceeds of $39.4 million, after deducting sales commissions under our ATM facility. In addition, on April 19, 2023, we entered into an underwritten public offering of 17,500,000 ordinary shares and 17,500,000 accompanying warrants at a public offering price of $1.30 per ordinary share and accompanying warrant with Piper Sandler & Co., for net proceeds of $21.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash flows

The following table summarizes our statement of cash flows for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Change
	2023	2022	Amount	Percentage
	(in thousands)
Net cash provided by (used in)
Operating activities	$(62,857)	$(54,245)	$(8,612)	(15.9)%
Investing activities	(539)	31,050	31,589	101.7
Financing activities	59,170	22,374	(36,796)	(164.5)

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items consisted mainly of share-based compensation, as well as the fair value impacts on our warrants liability and on the 2022 convertible note.

Net cash used in operating activities was $62.9 million during the nine months ended September 30, 2023, compared to $54.3 million used in operating activities during the nine months ended September 30, 2022. The $8.6 million increase in operating cash used was attributable primarily to the adoption of more timely payment cycles.

Net cash used in investing activities was $0.5 million during the nine months ended September 30, 2023, compared to $31.1 million provided by investing activities during the nine months ended September 30, 2022. The $31.6 million decrease is primarily related to a decrease of marketable securities used to fund ongoing operating activities.

Net cash provided by financing activities was $59.2 million during the nine months ended September 30, 2023, compared to $22.4 million during the nine months ended September 30, 2022. The $36.8 million increase is primarily related to net proceeds received from the issuance of ordinary shares and warrants in the April 2023 underwritten public offering and the issuance of shares through the ATM facility in 2023.

Funding Requirements

As of September 30, 2023, we had total cash and cash equivalents of $60.4 million. Although it is difficult to predict future liquidity requirements, we expect our current cash and cash equivalents, including additional net proceeds raised through our ATM facility through November 10, 2023, to support our ongoing operating activities into the second quarter of 2024, is based on our current operational plans and excludes commercialization activities beyond the initial launch of Omisirge and any additional financing activities that may be undertaken. We cannot provide any assurance that a strategic transaction or new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

We have annual operating lease obligations related to our Boston and Kiryat Gat facilities in aggregate of $0.9 million, which is included in general and administrative expenses. Beginning in April 2023, we began making monthly principal and interest installment payments under the 2022 Note, and current monthly payments are estimated at $0.6 million per month for the remainder of the loan through December 2024. Under certain circumstances, we may issue our ordinary shares in discharge of the principal and interest due under the 2022 Note, at an exchange rate that is based on a volume weighted exercise price calculated as set forth in the 2022 Note. Under the 2021 Note, we are required to make bi-annual interest payments of $2.2 million through the maturity date of February 2026.

Until such time, if ever, as we can generate substantial product revenue, we will need to secure a strategic transaction or obtain substantial additional funding to support our continuing operations. We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product revenue streams, or product candidate or grant licenses on terms that may not be favorable to us.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Selected Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

●	We are heavily dependent on the success of Omisirge, including obtaining regulatory approvals in geographies outside of the United States, and if Omisirge is not successfully commercialized, our business will be adversely affected.

●	We have limited experience producing Omisirge at commercial levels and we have limited experience operating a cGMP compliant manufacturing facility.

●	We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the commercial launch of Omisirge or enter into agreements with third parties to market and sell Omisirge, we may be unable to generate sufficient product revenue.

●	Sales of Omisirge will be limited unless it achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	It may be difficult for us to profitably sell Omisirge if coverage and reimbursement for Omisirge is limited by government authorities and/or third-party payer policies.

●	Although we are exploring a range of strategic alternatives, there is no certainty that we will be able to execute on any transaction or that such a transaction will enhance shareholder value, and any such transaction, if available and achieved, may be highly dilutive to our stockholders.

●	The costs associated with a potential strategic transaction may be significant.

●	We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

●	There is substantial doubt regarding our ability to continue as a going concern. Operating our business and servicing our debt requires a significant amount of cash, and we will need to obtain additional funding or complete a strategic transaction in the near-term to continue to sufficiently fund our operations and pay our substantial debt, including our 5.875% convertible senior notes that mature in February 2026, or the 2021 Notes, and our first lien secured note that matures in December 2024, or the 2022 Note.

●	The Indenture governing the 2021 Notes and the Loan and Security Agreement governing the 2022 Note each contains restrictive and financial covenants and other provisions that adversely affect our liquidity and may make it more difficult to execute our strategy or to effectively compete.

●	We have generated limited revenue to date from product sales and may never be profitable.

●	We may be unable to obtain regulatory approval for any potential future product candidates.

●	The results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

●	Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

●	The success of our NAM technology platform and our product candidates is substantially dependent on developments within the emerging field of cellular therapies, some of which are beyond our control.

●

Because any future potential product candidate of ours is likely to be based on novel technologies, it is difficult to predict the time and cost of development and our ability to obtain the necessary regulatory approvals for commercialization.

●	We may find it difficult to enroll patients in our clinical studies, which could delay or prevent us from proceeding with clinical trials.

●

Omisirge or any future product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

●	Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any of our future potential product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize any future potential product candidate and may affect the prices we set.

●	Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of our product candidates and to produce, market and distribute our products after clearance or approval is obtained.

●	We may rely on third parties to conduct certain elements of our preclinical studies and clinical trials and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

●	We rely on a single facility to manufacture Omisirge that is located in Kiryat Gat, Israel, proximate to the ongoing hostilities between Israel and Hamas in and around the Gaza Strip. Damage to this site from such hostilities or otherwise could have a material adverse effect on our ability to manufacture Omisirge and generate revenue.

●	We rely on our ability to import starting materials into Israel (including human umbilical cord blood units, or CBUs) to manufacture Omisirge and our ability to export Omisirge manufactured for a given patient. If the conflict between Israel and Hamas affects the flow of air travel into and out of Ben Gurion Airport in Tel Aviv, it could have a material adverse impact on our ability to manufacture and deliver Omisirge and generate revenue.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of CBUs at cord blood banks for the manufacture of Omisirge.

●	If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge or any future product candidates, we may not be able to compete effectively in our market.

●	Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain product candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenue.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	The exchange of some or all of the 2021 Notes or 2022 Note into our ordinary shares could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them.

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

Omisirge may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from Omisirge will depend on a number of factors, including:

●	our success in educating medical professionals and patients about the benefits, administration and use of Omisirge;

●	timing of market introduction of medicines that may compete with Omisirge;

●	our ability to successfully demonstrate the safety and efficacy of Omisirge;

●	continued projected growth of the markets in which Omisirge competes;

●	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

●	the extent to which physicians perform HSCT;

●	prevalence and severity of any side effects;

●	if and when we are able to obtain regulatory approvals for additional indications for Omisirge;

●	availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payers for procedures utilizing Omisirge;

●	potential or perceived advantages or disadvantages of Omisirge over alternative treatments, including cost of treatment and relative convenience and ease of administration;

●	strength of sales, marketing and distribution support, including from any potential strategic partner;

●	the price of Omisirge, both in absolute terms and relative to alternative treatments;

●	impact of past and limitation of future medicine price increases;

●	our ability to maintain a commercially viable manufacturing process that is compliant with cGMP and produces Omisirge at Kiryat Gat or through third party manufacturers;

●	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to Omisirge;

●	the performance of third-party distribution partners, over which we have limited control; and

●	medicine labeling or medicine insert requirements of the FDA or other regulatory authorities.

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

We have limited experience producing Omisirge at commercial levels and we have limited experience operating a cGMP manufacturing facility.

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

Although we have a chief executive officer with commercial experience, and we have hired other commercial leaders to lead our efforts to commercialize Omisirge, we currently have a limited sales and marketing organization, and we have limited experience selling and marketing Omisirge. To successfully commercialize Omisirge, we will need to develop these capabilities, either on our own or with others. We may establish a larger sales and marketing organization independently or by utilizing experienced third parties with technical expertise and supporting distribution capabilities to commercialize Omisirge in major markets, all of which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities or identification of appropriate strategic partnering would adversely impact our ability to commercialize Omisirge.

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

There are a number of alternatives to Omisirge, including stem cell transplantation using cells from matched related donors, matched unrelated donors, mismatched unrelated donors, haploidentical donors or unmodified umbilical cord blood. If Omisirge does not achieve an adequate level of acceptance by physicians, patients, healthcare payers and hospital personnel, including transplant teams and pharmacists, we may not generate sufficient revenue from Omisirge, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payers on the benefits of Omisirge may require significant resources and may never be successful.

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

Omisirge was granted specific ICD-10-PCS codes which map to DRG-014. In addition, CMS did indicate that Omisirge would be reimbursed as a stem cell source for an allogeneic stem cell transplant, and, therefore would be considered an allogeneic stem cell transplant acquisition cost under 42 CFR 412.113(e)(2)(vii), and Medicare’s share will be paid under reasonable cost as a donor source under the Section 108 legislation. As a result, we have withdrawn our NTAP application since the Omisirge reimbursement will be covered under Section 108. There is a risk that CMS may modify their coverage and/or reimbursement approach in the future for new therapies, including for Omisirge.

We are subject to the risk of various legal and regulatory proceedings, including litigation in the ordinary course of business. Our business further entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material effect on our business, financial condition, results of operations or prospects.

In the ordinary course of business, we may become subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities and related insurance receivables, where applicable, or may require us to make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels.

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

As of September 30, 2023, we had cash and cash equivalents of $60.4 million. In light of our ongoing and projected operational expenses, there can be no assurance that any potential financing transaction or any alternative strategic transaction, if available, would be sufficient for our financing needs. In light of our current share price, raising additional funds through the issuance of additional debt or equity securities, including as part of a strategic transaction, could result in substantial dilution to our existing shareholders, and increased fixed payment obligations. Furthermore, any issued securities may have rights senior to those of our ordinary shares. Any of these events could significantly harm our business, financial condition, and prospects.

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

We expect to incur significant third-party costs associated with identifying, evaluating, and negotiating a definitive agreement for a suitable acquisition or other strategic transaction. We can give no assurance as to the level of such costs, given that there can be no guarantee that negotiations to acquire any given target business or be acquired by a target will be successful. The greater the number of potential transactions that we negotiate and which do not reach completion, the greater the likely impact of such costs on our financial condition.

Risks Related to Our Financial Position

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a commercial-stage biopharmaceutical company. We have incurred net losses each year since our inception in 1998, including net losses of $79.4 million and $89.8 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $471.0 million.

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

We continue to explore partnerships or broader strategic alternatives that would provide additional resources to support the launch of Omisirge and associated commercial activities in the United States and the rest of the world. To date, we have financed our operations primarily through our public offerings of equity securities, private placements of debt and equity securities and royalty-bearing grants that we received from the Israeli Innovation Authority, or the IIA, formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, including from Bereshit Consortium, sponsored by the IIA. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Though we have obtained regulatory approval from the FDA to market Omisirge in the United States, even if we obtain regulatory approval to market any future product candidates, our future revenue will depend upon the size of any markets in which such product and product candidates receive approval, and our ability to achieve sufficient market acceptance, pricing and reimbursement from third-party payers for such product and product candidates. Further, the net losses that we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. We may also incur other unanticipated costs from our operations.

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

In order to fund further operations, including commercializing Omisirge ourselves beyond our focused commercial launch, we will need to raise capital or enter into a strategic transaction. We may seek these funds through a combination of private and public equity offerings, debt financings, government grants, strategic collaborations and licensing arrangements. For example, in April 2023, we completed an underwritten public offering of 17,500,000 ordinary shares and accompanying warrants to purchase 17,500,000 ordinary shares at a public offering price of $1.30 per ordinary share and accompanying warrant, for gross proceeds of approximately $22.8 million, before deducting underwriting discounts and commissions and estimated offering expenses. Additionally, during the three months ended September 30, 2023, the Company raised $25.6 million through the sale and issuance of 18,888,325 shares via its ATM facility, at an average price per ordinary share of $1.40.

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval of any future product candidate. In addition, Omisirge may not achieve commercial success. Our product revenue for the next several years, if any, will be derived from or based on sales of Omisirge. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives or pursue a strategic transaction. Any strategic transaction or additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize our product. We cannot guarantee that a strategic transaction or any future financing will be available on terms acceptable to us, if at all, and the terms of any strategic transaction or financing may adversely affect the interests or rights of our shareholders.

In light of certain liquidity challenges, in the first quarter of 2023 our management implemented cost reduction and other cash-focused measures, including discontinuation of our NK cell pre-clinical product development activities, initiation of plans for the closure of our Jerusalem facilities and a reduction in force affecting approximately 17% of our workforce, to better align our workforce with the needs of our business and focus our capital resources on commercial launch of Omisirge. To conserve cash, we also strategically evaluated our arrangements with suppliers and service providers and, in several instances, either initiated an orderly wind-down of those arrangements, where feasible, or transitioned such relationships to lower cost alternative providers.

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

In addition, our ability to raise additional capital or enter into a strategic transaction may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the effects of inflationary pressures, the military conflict between Ukraine and Russia and the ongoing hostilities between Israel and Hamas, and otherwise. The recent bank closures have resulted in broader financial institution liquidity risk and concerns, and future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or corporate development, or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to borrow or raise additional capital could be substantially impaired.

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

We have not generated significant revenue from product sales and may never be profitable.

We have not generated significant revenue from product sales and our ability to generate future revenue from the commercialization of Omisirge is uncertain. We have had to invest certain costs to build out a sales and distribution team to support the launch of Omisirge. If in the future we enter into one or more partnerships for the commercialization of Omisirge, we will surrender a portion of our revenue to our partner or partners, and if we securitize royalty streams related to Omisirge, future revenues would be held in trust for beneficiaries of the financing in exchange for which we would receive certain payments based on an assessment of future sales. Furthermore, generating revenue from product sales will depend heavily on our ability to:

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

Though we have obtained regulatory approval to market Omisirge in the United States, our revenue will be dependent in part upon the size of the markets in additional territories, if any, in which we gain regulatory approval for Omisirge, the accepted price for Omisirge, our ability to obtain reimbursement for Omisirge at any price, whether we own the commercial rights for that territory in which Omisirge has been approved and the expenses associated with manufacturing and marketing Omisirge for such markets. Therefore, we may not generate significant revenue from the sale of Omisirge. Further, if we are not able to generate significant revenue from the sale of Omisirge, we may be forced to curtail or cease our operations. Due to the numerous risks and uncertainties involved in product development and commercialization, it is difficult to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

Risks Related to the Clinical Development of any Future Product Candidates

We may be unable to obtain regulatory approval for any potential future product candidates.

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

Because any future potential product candidate of ours is likely to be based on novel technologies, it is difficult to predict the time and cost of development and our ability to obtain the necessary regulatory approvals for commercialization.

Our product Omisirge, is based on our novel NAM technology platform, and in developing any other product candidates with this technology platform, we may encounter unexpected problems related to this new technology that could cause us to delay, suspend or terminate our development efforts. Regulatory approval of novel product candidates such as ours can be more expensive and take longer, than for other more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. Cell therapies represent a relatively new therapeutic area, and the FDA and equivalent foreign regulatory authorities have cautioned consumers about potential safety risks associated with these therapies. To date, there are relatively few approved cell therapy products.

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

Omisirge or any future product candidates and the administration process may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

Undesirable side effects, including toxicity caused by Omisirge or any future product candidates, or the drugs encapsulated thereby, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other regulatory agencies. Results of our studies could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our clinical studies could be suspended or terminated, and the FDA, European Commission or other regulatory agencies could order us to cease further development of or deny or withdraw approval of Omisirge or any of our future product candidates for any or all targeted indications. Moreover, during the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions.

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

Risks Related to Government Regulation

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize any of our future product candidates, and the approval may be for a narrower indication than we seek or be subject to other limitations or restrictions that limit its commercial profile.

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

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize any future product candidate and may affect the prices we may set.

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

Moreover, payment methodologies are subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed value-based payment models for a variety of care settings, including the inpatient prospective payment system used for reimbursing inpatient hospital services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for Omisirge or our future product candidates or additional pricing pressures.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge or any future product candidates, we may not be able to compete effectively in our market.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in or right to compensation with respect to our current patent and patent applications, future patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. To the extent that our employees have not effectively waived the right to compensation with respect to inventions that they helped create, they may be able to assert claims for compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful, which in turn could impact our future profitability, business, results of operations and prospects.

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

Risks Related to Our Business Operations

We rely on a single facility to manufacture Omisirge that is located in Kiryat Gat, Israel, proximate to the ongoing hostilities between Israel and Hamas in and around the Gaza Strip. Damage to this site from such hostilities or otherwise could have a material adverse effect on our ability to manufacture Omisirge and generate revenue.

We are solely dependent on our facility in Kiryat Gat, Israel for the manufacture of the commercial supply of Omisirge. This facility has been cGMP certified by the FDA and completed physical inspection by the Israeli Ministry of Health. Ongoing hostilities between Israel and Hamas in and around the Gaza Strip could severely disrupt our manufacturing operations at our Kiryat Gat facility, as could other hostilities that could occur whether or not related to the current violence, as well as severe natural disasters or other damage to this site. If any event were to occur that prevents us from using all or a significant portion of this facility or otherwise disrupts our operations, it may be difficult or, in certain cases, impossible for us to continue manufacturing Omisirge for a substantial period of time in sufficient quantities or at all. The disaster recovery and business continuity plans that we have in place currently are limited and are unlikely to prove adequate to guarantee a continuation of supply of Omisirge in the event of a serious disaster or similar event. Even if the physical plant of our Kiryat Gat facility is not damaged in the ongoing hostilities, if certain or all of our on-site employees are called for military service, we may be unable to produce Omisirge at our Kiryat Gat facility at anticipated levels or at all. The ongoing hostilities could also disrupt our supply chain. We rely on our ability to import starting materials into Israel (including CBUs) to manufacture Omisirge and our ability to export Omisirge manufactured for a given patient. If the conflict between Israel and Hamas affects the flow of air travel into and out of Ben Gurion Airport in Tel Aviv, it could have a material adverse impact on our ability to manufacture and deliver Omisirge and generate revenue. Failure to produce our sole commercial product for an extended period of time could lead to a material decline in our revenue and our ability to function as an ongoing commercial enterprise.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism, including any prospective damage to our facility at Kiryat Gat resulting therefrom. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover any such potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

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

On March 27, 2023, we announced as part of the strategic reprioritization of our business activities that we had authorized a headcount reduction of approximately 17%, with the majority of impacted employees tied to the discontinuation of the pre-clinical NK cell therapy candidates. We completed the terminations during the second quarter of 2023 and estimate that we will reduce our operating expenses going forward. However, these estimates are subject to several assumptions, and actual results may differ. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the announced plan, our operating results and financial condition could be adversely affected. The workforce reduction may be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and/or manufacturing personnel. Any failure to attract or retain qualified personnel could prevent us from successfully developing Omisirge or potential product candidates.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product or product candidates to support and pursue the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular product candidates may not lead to the development of viable commercial products and may divert resources away from better opportunities. Our decision to terminate our NK-cell pre-clinical research program may also prove not to be optimal and could cause us to miss valuable opportunities. Furthermore, we made the decision to prioritize the development of Omisirge for the treatment of hematologic malignancies over sickle cell disease because our hematologic malignancy program was at a more advanced stage of development. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the pharmaceutical industry, in particular for Omisirge, our business, financial condition and results of operations could be materially adversely affected.

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

The recent attack by Hamas and other terrorist organizations from the Gaza Strip on Israel and Israel’s declaration of war against them, and the war in Ukraine, causes and may continue to cause geopolitical and macroeconomic uncertainty, and an escalation of the conflict could disrupt our supply chain, adversely affect our ability to conduct ongoing and future clinical trials of our product candidates or commercialize our products. Furthermore, both the COVID-19 pandemic and the war in Ukraine have resulted in significant disruptions to global financial markets and contributed to a general global economic slowdown, which may adversely affect our ability to raise capital or complete a strategic transaction. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, such economic conditions have produced downward pressure on share prices.

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

Certain of our executive officers, directors and holders of more than 5% of our voting securities beneficially owned as of September 30, 2023 hold shares that represent approximately 25.9% of our share capital. As a result, if these shareholders were to act together, they would be able to control all matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in management of our company that our public shareholders disagree with.

The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above the price you paid for them. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our ordinary shares:

●	success of the initial commercial launch of Omisirge;

●	investor reaction to the news of the strategic reprioritization of our business activities;

●	unsatisfactory results of clinical trials;

●	announcements of regulatory approvals or the failure to obtain them, or specific label indications or patient populations for their use, or changes or delays in the regulatory review process;

●	announcements of therapeutic innovations or new products by us or our competitors;

●	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws or regulations, and payer reimbursement requirements applicable to any candidate product in any of our platforms;

●	any adverse changes to our relationship with manufacturers or suppliers, especially manufacturers of candidate products;

●	any intellectual property infringement, misappropriation or other actions in which we may become involved;

●	announcements concerning our competitors or the pharmaceutical industry in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of, or involvement in, litigation;

●	any changes in our board of directors or management;

●	any escalation or expansion of the ongoing hostilities between Israel and Hamas in and around the Gaza Strip; and

●	the other factors described in this “Risk Factors” section.

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

Our 2021 Notes may be exchanged, at the election of the holder, for our ordinary shares at an initial share price of $17.76. As of September 30, 2023, the 2021 Notes had an aggregate outstanding balance of approximately $75 million.

Our 2022 Note is exchangeable at the option of Highbridge into our ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid remaining coupons due through December 12, 2024. In addition, under certain circumstances, we can issue ordinary shares in exchange for the discharge of the monthly principal installment payments and related interest. As of September 30, 2023, the 2022 Note had an aggregate outstanding balance of $8.3 million. The exchange of some or all of the 2021 Notes or 2022 Note could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

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

The trading market for our ordinary shares is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. We do not have any control over these analysts, and we cannot provide any assurance that analysts will continue to cover us or provide favorable coverage. If any of the analysts who cover us adversely change their recommendation regarding our shares, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

We have substantial operations in Israel, including our manufacturing facilities at Kiryat Gat and our research and development facilities in Jerusalem and Hadassah, that may be influenced by regional instability, political instability and extreme military tension. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region could directly affect our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could affect adversely our operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing, which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations. Additionally, the absence of employees of our Israeli suppliers and employees of airports and seaports on which we depend to import and export our supplies and products, due to their military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease.

It is possible that other terrorist organizations, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, as well as other hostile countries, such as Iran, will join the hostilities. Such hostilities may include terror and missile attacks. In the event that our research and development facilities and manufacturing facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, our ability to deliver or provide products and services in a timely manner to meet our contractual obligations towards customers and vendors could be materially and adversely affected. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

In addition, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or increase. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods and services. Such efforts, particularly if they become more widespread, may materially and adversely impact our ability to sell our products and supplies outside of Israel.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel, regardless of the proposed changes to the judicial system and the related debate. To the extent that any of these negative developments do occur or become more severe, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

The competent courts of Tel Aviv, Israel shall be the exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s shareholders, or (iii) any action asserting a claim arising pursuant to any provision of the Companies Law or the Israeli Securities Law. This exclusive forum provisions is intended to apply to claims arising under Israeli Law and would not apply to claims brought pursuant to the Securities Act or the Exchange Act or any other claim for which federal courts would have exclusive jurisdiction. Such exclusive forum provision in our amended and restated articles of association will not relieve the Company of its duties to comply with federal securities laws and the rules and regulations thereunder, and shareholders of the Company will not be deemed to have waived the Company’s compliance with these laws, rules and regulations. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with the Company or its directors or other employees which may discourage lawsuits against the Company, its directors, officers and employees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1*	Amended and Restated Articles of Association of the Registrant, as currently in effect.

3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form F-1 (File No. 333-227601), filed with the SEC on September 28, 2018).

4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).

4.2	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on April 21, 2023.

10.1*	Shareholder Cooperation Agreement, effective as of August 11, 2023, by and among Jeremy Blank, Community Master Fund, LP and the Company.

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

*	Filed herewith.

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gamida Cell Ltd.

November 14, 2023	By:	/s/ Abigail Jenkins
Abigail Jenkins
President, Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2023	By:	/s/ Terry Coelho
Terry Coelho
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)