Form 10-K
period 2023-12-31
Gamida Cell Ltd.
filed 2024-03-27
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $1.93 as reported on the Nasdaq Global Market as of that date was approximately $216.7 million.

The registrant had 154,050,953 ordinary shares outstanding as of March 22, 2024.

Documents incorporated by reference: None.

-i-

FORWARD LOOKING STATEMENTS

●	This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this annual report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These statements speak only as of the date of this annual report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements in this annual report include statements as to:

●	the progress and potential outcome of our ongoing restructuring process and voluntary restructuring proceeding;

●	our estimates regarding the commercial potential of, and our commercialization plans for, our allogeneic cell therapy, Omisirge (omidubicel-only);

●	the clinical utility and potential advantages of Omisirge and any product candidates;

●	our estimates regarding recurring losses from operations, capital requirements and financial runway;

●	our expectations regarding when certain patents may be issued and the protection and enforcement of our intellectual property rights;

●	our ability to manufacture Omisirge and any product candidates at levels sufficient for commercialization or clinical development, as applicable;

●	our ability to maintain and manage existing collaborations and relationships that are critical to our operations and to obtain and maintain appropriate terms with our current or future collaborators and other third parties;

●	the impact of government laws and regulations;

●	the impact of political, economic and military conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them; and

●	the effects that other geopolitical events or macroeconomic conditions may have on us.

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

-ii-

PART I

Item 1. Business

Overview

We are a cell therapy pioneer working to turn cells into powerful therapeutics. We apply a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care. On April 17, 2023, the U.S. Food and Drug Administration, or FDA, approved Omisirge (omidubicel-onlv), the first and only FDA-approved nicotinamide modified cell therapy donor source for allogeneic stem cell transplant, for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection.

In the first quarter of 2023, we completed a strategic reprioritization of our business activities to reduce our operating expenses and focus on the commercial launch of Omisirge® (omidubicel-onlv). The results of this reprioritization were a reduction in force of approximately 17% of our workforce, completed in the second quarter of 2023, closure of our Jerusalem research and development facility and termination of work on our preclinical NAM NK pipeline programs. We undertook these reprioritization efforts after unsuccessfully seeking a strategic partnership or other transaction, such as a royalty financing, licensing, collaboration or other similar transaction. We first engaged Moelis & Company LLC in July 2020 to pursue a royalty financing or other similar transaction related to Omisirge. Most recently, in April 2023, we engaged Moelis & Company LLC as our financial advisor and commenced a strategic review process seeking to secure a transaction that would support expanded access to Omisirge for patients and maximize value for our stakeholders. During the course of this recent strategic review process, our board of directors explored a range of alternatives, including an asset sale, merger, financing, licensing, and capital restructuring options. To date, this strategic review process has not yielded any viable strategic alternatives.

As a result, on March 26, 2024, we entered into a Restructuring Support Agreement, or the Support Agreement, with certain funds managed by Highbridge Capital Management, LLC, or which funds we collectively refer to as Highbridge. These funds hold all of our exchangeable senior notes issued in 2021 and 2022, which together have an aggregate outstanding principal balance as of March 15, 2024 of approximately $80.0 million. These exchangeable senior notes represent substantially all of our outstanding debt. Pursuant to the Support Agreement, we and Highbridge have agreed to restructure all of our outstanding equity and debt in a voluntary restructuring proceeding in the District Court of Beersheba, Israel that is governed by Israeli law, referred to as our restructuring process. If this process is completed as contemplated by the Support Agreement, all outstanding shares of Gamida Cell Ltd. will be cancelled, after which Gamida Cell Ltd. will continue to exist as a private operating company that is owned entirely by Highbridge and our business will continue as a going concern with Highbridge being the only impaired creditor. Pursuant to the Support Agreement, each holder of ordinary shares of the Company as of the completion of the restructuring process will be entitled to certain CVRs pursuant to a contingent value rights agreement, or the CVR Agreement, to be executed in connection with the restructuring process. When issued, the CVRs will entitle the holders to certain cash payments totaling $27.5 million upon the achievement of certain revenue and regulatory milestones as will be more fully set forth in the CVR Agreement. Pursuant to the Support Agreement, Highbridge will fund the reorganized company following the restructuring process through a secured debt facility of $50 million, comprised of (i) $30 million of cash to be provided as soon as practicable following the completion of the restructuring process; (ii) the remaining principal amount owed under the 2022 Notes; and (iii) the remaining approximately $15 million to be provided by way of delayed draw term loans on terms and conditions to be agreed with Highbridge prior to the completion of the restructuring process. After our restructuring process, we will no longer be a public reporting company listed on Nasdaq. Except for the CVRs, we do not anticipate that our shareholders will otherwise receive any distribution or recovery (cash or otherwise) as part of the restructuring process. There is no assurance that we will complete our restructuring process as currently contemplated. If we are unable to complete our restructuring process in the second quarter of 2024, we expect that we will enter into involuntary restructuring proceedings in Israeli court and our shareholders would not receive any proceeds from such proceedings.

In connection with our restructuring process and in order to attempt to extend our financial resources beyond the second quarter of 2024, we are planning to further reduce operating expenses, primarily through a workforce reduction plan pursuant to which we expect to downsize our current workforce by approximately 25% by the closing of the restructuring process. Affected employees will be offered separation benefits, including severance payments and temporary healthcare coverage assistance, which severance payments are required under applicable Israeli law. Each affected employee’s eligibility for the separation benefits is contingent upon such employee’s execution of a separation agreement that includes a general release of claims against us. We estimate that the severance and termination-related costs will be approximately $1.8 million, and we expect to record these charges in the second quarter of 2024. Our remaining employees will continue to support the commercialization of Omisirge and complete our restructuring process. The costs that we expect to incur in connection with our restructuring process, including the workforce reduction, are subject to a number of assumptions, and actual results may differ materially from these expectations. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our restructuring process and the workforce reduction plan. See “Item 1A: Risk Factors – Risks Related to Our Financial Position and Restructuring Process” for additional information.

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

We believe the commercial potential for Omisirge consists of two key opportunities: potentially improving outcomes for patients, and potentially increasing access for patients who are currently eligible for transplant and cannot find an appropriate donor. In 2023, six units of Omisirge were delivered for patients. We estimate that in 2028 approximately 10,000 patients who are ages 12 and above with hematologic malignancies will be eligible for transplant and that Omisirge could be the treatment of choice for approximately 10% of this population, based on our current launch trajectory.

Our Strategy

Our goal is to deliver curative cell therapies to patients with serious and life-threatening medical conditions. The key strategies to achieve our goal are the following:

Commercialization of Omisirge in the United States. Our strategy is to ensure Omisirge is made available to appropriate patients, including by initially launching Omisirge ourselves in the United States. We have conducted market insight studies to understand the unmet needs that Omisirge can potentially address. Based on our current launch trajectory, Omisirge has the potential to treat approximately 1,000 patients each year at peak market share, which would be approximately 10% of the addressable U.S. patient population.

Commencement of restructuring process. In 2023, we completed a strategic reprioritization of our pipeline to focus our financial resources on supporting the commercialization of Omisirge, reengaged Moelis & Company LLC as our financial advisor, and commenced a strategic review process seeking to secure a transaction that would support expanded access to Omisirge for patients and maximize value for our stakeholders. To date, this strategic review process has not yielded any viable strategic alternatives. As a result, we entered into the Support Agreement with Highbridge to restructure all of our outstanding equity and debt in a voluntary restructuring proceeding in Israel, and we continue to reduce our operating expenses as we complete our restructuring process in order to maximize value for our stakeholders.

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

We have presented research describing the mechanism of action for the role of NAM in expanding CD34+ stem cells. The research included transcriptome, transcription factor, and pathway analysis to elucidate the factors that lead to the preservation of engraftment after ex vivo expansion of CD34+ hematopoietic stem cells derived from umbilical cord blood (the starting point for Omisirge) compared to CD34+ cells grown in the absence of NAM. Analyses showed that the presence of NAM reduced the expression of genes involved in the production of reactive oxygen and nitrogen species, suggesting that cell stress was minimized during expansion. In addition, NAM also decreased growth factor of pathways responsible for activation and differentiation of hematopoietic stem cells, suggesting NAM expanded cells while keeping them in an undifferentiated state. The presence of NAM also led to a decrease in the expression of genes responsible for matrix metalloproteinase secretion, simulating the microenvironment of the bone marrow. Additionally, NAM led to an increased expression of telomerase genes, which is believed to enable cells to remain in a more quiescent, stem-like state. These data provide further scientific rationale for the favorable stem cell engraftment and patient outcomes that were observed in the Phase 3 clinical study of Omisirge.

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

Approximately 90% of HSCT procedures performed in the United States are for patients with various hematologic malignancies. Although the number of allogeneic HSCT procedures performed is growing and there are new modalities for the procedure, HSCT continues to have a number of limitations. There are two major areas of unmet need. First, of those who receive a transplant, there is concomitant morbidity and mortality associated with the treatment. Second, a significant number of patients who are candidates for transplant do not receive one in a timely fashion. We believe that Omisirge can address these significant limitations.

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

Omisirge is Designed to Address the Limitations of Current Donor Sources for HSCT

In addition to the general limitations of HSCT, the low number of hematopoietic cells in standard umbilical cord blood is a major clinical constraint. With standard umbilical cord blood, the small number of stem cells infused leads to a prolonged time to engraftment, the process by which donor stem cells home to the bone marrow, differentiate, and repopulate the recipient’s blood cells. Longer time to engraftment is associated with a higher rate of post-transplant complications, longer hospitalization time, and an increase in transplant-related mortality. Omisirge is designed to address the limitations of current donor sources used for allogeneic HSCT because it expands the number of donor cord blood stem cells while maintaining the cells’ functional therapeutic characteristics. The Omisirge manufacturing process also enhances cell functionality.

Omisirge consists of two fractions of a unit of cord blood separated based on the expression of a marker on the surface of individual cells known as CD133. A cell’s CD133 status reflects its “stem cell” properties. Those cells that express CD133 represent a pool of stem or progenitor cells, cells that are capable of generating blood cells that can differentiate into a variety of cell subtypes. The CD133-positive stem or progenitor cells are also capable of reproducing themselves. Once the cells bearing this marker, are isolated, they are cultured using the proprietary NAM technology platform to expand their number while maintaining their regenerative properties. After approximately three weeks, the cells are harvested and cryopreserved.

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

Omisirge, the brand name for omidubicel, is shipped cryogenically to transplant centers where both components are thawed and infused to patients on the day of transplantation. The thawing process occurs in a closed system and can also be performed at the patient’s bedside for ease of administration. The cryopreserved product resulted in engraftment results similar to those obtained with non-cryopreserved product in a Phase 1 pilot study at Duke University.

Omisirge is a stem cell graft with less stringent matching requirements than conventional HSCT, intended to reduce problems with donor matching. If approved, this will provide an option for the patients who currently have lengthy searches to find a suitable match and may never receive one, thereby creating an opportunity to improve outcomes and access to HSCT for such patients.

Omisirge is designed to deliver a therapeutic dose of stem cells that may lead to rapid engraftment and immune reconstitution.

Omisirge provides a compatible graft, observed to reduce morbidities including GvHD and infections.

Given these characteristics, Omisirge may serve as a new alternative to existing graft modalities as well as expand the transplant market for those who are unable to find a match.

Omisirge has Breakthrough Therapy Designation from the FDA. Additionally, Omisirge received orphan drug designation from both the FDA and from the European Commission for the indication haematopoietic stem cell transplantation. On April 17, 2023, Omisirge received FDA approval for use in adult and pediatric patients 12 years and older with hematologic malignancies planned for umbilical cord blood transplantation following myeloablative conditioning.

Omisirge for the Treatment of Bone Marrow Failure Disorders

In addition to hematologic malignancies, we have pursued the development of Omisirge for the treatment of severe aplastic anemia and other bone marrow failure disorders. Severe aplastic anemia is a rare disease, with an estimated incidence in the United States of 600-900 patients per year.

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

Allogeneic HSCT is the treatment of choice for patients with severe aplastic anemia who have an available matched sibling donor. Among the 2,471 patients with severe aplastic anemia receiving HSCT with a matched sibling donor between 2005 and 2015, the three-year probability of survival was 91% for those younger than 18 years, and 78% for patients 18 years of age or older. Among the 1,751 recipients of HSCT with a MUD during the same period, the probabilities of survival were 78% and 68% for severe aplastic anemia patients under 18 years and greater than or equal to 18 years, respectively. We believe Omisirge may be able to provide a treatment option for those patients who are unable to locate such a donor in time.

The goal in treating these diseases is to replace defective bone marrow cells with cells derived from cord blood donors. Omisirge was evaluated in a Phase 1/2 NIH-sponsored clinical trial. In this trial, Omisirge was administered in combination with a reduced conditioning preparative protocol, which is designed to minimize toxicity, in up to 62 patients with severe aplastic anemia or hypoplastic myelodysplastic syndrome, another bone marrow failure disease. This research protocol was designed to evaluate the safety and effectiveness of transplantation with Omisirge to overcome the high incidence of graft rejection associated with standard cord blood HSCT in severe aplastic anemia patients, where graft rejection occurs in up to 50% of subjects. In December 2020, we reported updated and expanded data at the Annual Meeting of ASH that demonstrated that patients with severe aplastic anemia treated with Omisirge achieved sustained early engraftment.

Omisirge for the Treatment of Non-Malignant Disorders

Omisirge has also been tested in patients with sickle cell disease, or SCD, for which HSCT is currently the only clinically established cure. The results of our Phase 1/2 clinical trial were published in Blood. Overall, 16 patients with severe SCD were treated, 13 patients with Omisirge in conjunction with a standard unit of cord blood, and three patients with standalone Omisirge. All patients initially engrafted at a median of seven days for double cord and eight days for single cord. Two of the patients died, one due to chronic GvHD and the other due to secondary graft failure. The rate of grades II-IV acute GvHD was 69%, and the rate of grades III-IV acute GvHD was 23%. The engraftment results were favorable when compared to those from a study of 29 patients with SCD who underwent HSCT with cells from a MUD donor. In that study, 27 of the patients had neutrophil engraftment, and the median time to engraftment was 12 days. There were eight deaths, seven due to GvHD and one due to graft rejection; 19 of 29 were disease-free at two years. While the clinical study in patients with SCD is currently closed, we continue to believe that Omisirge has potential to replace other allogeneic HSCT procedures in certain hematologic diseases and some metabolic disorders.

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

There are several clinical-stage development programs that seek to improve human umbilical cord blood transplantation through the use of an allogeneic HSCT graft. Companies active in this area include, but are not limited to: ExCellThera, Garuda Therapeutics and Bellicum Pharmaceuticals.

Manufacturing

Omisirge is currently manufactured at our Kiryat Gat, Israel facility using a scalable process with well-defined unit operations. This highly specialized and precisely controlled manufacturing process enables us to manufacture product candidates reproducibly and efficiently for clinical and commercial applications. In the fourth quarter of 2022, the Israeli Ministry of Health and the FDA completed physical inspections of our Kiryat Gat facility which, to date, has resulted in no FDA 483 observations. We have commercially manufactured Omisirge for sale in the United States at our Kiryat Gat, Israel manufacturing facility since August 2023.

We currently rely on third-party clinical cell processing facilities and contract manufacturers for all our required raw materials, active ingredients and finished products for our clinical trial, and, we currently rely on third parties for supply of our required raw materials and active ingredients for Omisirge.

Marketing, Sales and Distribution

Our strategy is to ensure Omisirge is made available to appropriate patients. The commercial launch of Omisirge in the United States, which was highly focused due to our limited financial runway and available cash balance, has resulted in a slow ramp of sales. We have conducted market insight studies to understand the unmet needs that Omisirge can potentially address. Based on the current launch trajectory, we anticipate that Omisirge has the potential to treat approximately1,000 patients, or 10% of the addressable stem cell transplant market annually at peak market share.

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

As of December 31, 2023, we own 28 issued patents and 56 pending patent applications worldwide, including eight U.S. issued patents, six pending U.S. non-provisional patent applications and three pending PCT applications.

We own four issued patents in the United States and eight issued foreign patents related to Omisirge. The patents that we own outside of the United States are granted in Australia, Europe, Israel, Japan, Singapore, and South Africa. In addition, we own two pending U.S. non-provisional patent applications and 14 pending foreign patent applications related to Omisirge. These patents and pending patent applications contain composition-of-matter claims to Omisirge, and claims to methods of producing and methods of treatment using Omisirge. Not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, these patents, and if granted, these patent applications, will expire from 2024 to 2038. In particular, taking into account patent term adjustment, but not regulatory extension, U.S. Patent No. 7,955,852, which relates to methods of expanding a population of hematopoietic stem cells by culturing the cells with nicotinamide or nicotinamide analogs, expires in 2024, assuming that all annuity and/or maintenance fees are paid timely. U.S. Patent No. 8,846,393, EP Patent No. 1974012, JP Patent No. 5102773 and IL Patent No. 191669, which relate to methods of enhancing cell homing and engraftment potential of hematopoietic stem cells by expansion in the presence of nicotinamide, expire in 2026, not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely. U.S. Patent No. 11,746,325, which relates to methods of treating a hematological disease using cells that were obtained from umbilical cord blood and cultured using nicotinamide, expires in 2037, not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely. U.S. Patent No. 11,730,771, and JP Patent No. 7295810, which relate to methods of preparing an umbilical cord blood unit for transplantation by culturing cells from the unit in nicotinamide, expire in 2038, not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely.

We own one issued patent in the United States and 12 issued foreign patents related to GDA-201. The patents that we own outside of the United States are granted in Australia, China, Canada, Europe, Hong Kong, Israel, and Japan. In addition, we own four pending U.S. non-provisional patent applications, one pending PCT patent application and 33 pending foreign patent applications related to our GDA-201 product candidate. These patents and pending patent applications contain composition-of-matter claims to our GDA-201 product candidate, and claims to methods of producing and methods of treatment using our GDA-201 product candidate. Not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, these patents, and if granted, the U.S. non-provisional patent applications and foreign patent applications, will expire from 2030 to 2040, and patents, and if granted, patent applications claiming priority to the PCT application will expire in 2042. In particular, EP Patent No. 2519239, EP Patent No. 3184109, JP Patent No. 5943843, JP Patent No. 6215394, IL Patent No. 220660, IL Patent No. 259642, CA Patent No. 2,785,627 and CN Patent No. ZL201710426660.X, which relate to methods of expanding a population of natural killer cells by culturing the cells with nicotinamide or nicotinamide analogs, and transplantable cell populations produced by these methods, expire in 2030, not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely. U.S. Patent No. 11,834,677 and JP Patent No. 7,239,567, which relate to methods of preparing NK cells for transplantation by culturing the cells with nicotinamide, expire in 2038, not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely.

We own one PCT application related to GDA-301 and GDA-601. This pending PCT application contains composition-of-matter claims to our GDA-301 and GDA-601 product candidates, and claims to methods of producing and methods of treatment using our GDA-301 and GDA-601 product candidates. Not accounting for any patent term adjustment, regulatory extension or terminal disclaimers, and assuming that all annuity and/or maintenance fees are paid timely, patent applications claiming priority to this U.S. PCT, if granted, would expire in 2042.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries in which we have filed, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted for a portion of the term effectively lost as a result of the FDA regulatory review period, subject to certain limitations and provided statutory and regulatory requirements are met. Any such patent term extension can be for no more than five years, only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. We expect to apply for applicable patent term extensions on issued patents we may obtain in the future covering our product. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

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

As with other biotechnology and pharmaceutical companies, our ability to establish and maintain our proprietary and intellectual property position for our product will depend on our success in obtaining effective patent claims and enforcing those claims if granted. There can be no assurance that any of our current or future patent applications will result in the issuance of patents or that any of our current or future issued patents will provide any meaningful protection of our product or technology. For more information regarding the risks related to our intellectual property, see “Item 1A: Risk Factors-Risks Related to Our Intellectual Property.”

Research Grants

Grants under the Innovation Law

Under the Encouragement of Research, Development and Technological Innovation in the Industry Law 5744-1984, and the provisions of the applicable regulations, rules, procedures and benefit tracks, collectively referred to as the Innovation Law, research and development programs that meet specified criteria and are approved by a committee of the IIA are eligible for grants. The grants awarded are typically up to 50% of the project’s expenditures, as determined by the research committee and subject to the benefit track under which the grant was awarded. A company that receives a grant from the IIA, or a grant recipient, is typically required to pay royalties to the IIA on income generated from products incorporating know-how developed using such grants (including income derived from services associated with such products), until 100% of the U.S. dollars linked grant plus annual interest is repaid. The rate of royalties to be paid may vary between different benefits tracks, as shall be determined by the IIA. Under the regular benefits tracks the rate of royalties varies from 3% to 3.5% of the income generated from the IIA-supported products. The obligation to pay royalties is contingent on actual income generated from such products and services. In the absence of such income, no payment of such royalties is required.

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

Since our incorporation, we have received grants from the IIA relating to various projects. We were members of Bereshit Consortium, sponsored by IIA in which certain of our technologies were developed, such program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program. As of December 31, 2023, we had accrued royalties of $61 thousand, which were paid to the IIA in the first quarter of 2024. As of December 31, 2023, we have received $37.1 million in grants from the IIA, of which $2.6 million is non-royalty bearing grants. Our total outstanding obligation to the IIA, through December 31, 2023, amounts to approximately $43.7 million of which $9.3 million is interest accrued.

Government Regulation in the U.S.

The FDA and other regulatory authorities at federal, state, and local levels, as well as in non-U.S. countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as Omisirge.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulation;

submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

approval by an independent Institutional Review Board, or IRB, or a positive Ethics Committee opinion at each clinical site before the trial is commenced;

performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of all pivotal clinical trials;

a determination by the FDA within 60 days of its receipt of a BLA to file the application for review; satisfactory completion of an FDA Advisory Committee review, if applicable;

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Clinical Development

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

Other Healthcare Regulations

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payers, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product. Such laws include those described below.

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

In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement authorities and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged impermissible promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program.

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

The process for determining whether a third-party payer will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payer will pay for the product. Third-party payers may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. A payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, the determination of one payer to provide coverage for a product does not assure that other payers will also provide such coverage for the product.

Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States.

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

Other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2.0% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments, including the BBA, will remain in effect until 2032, unless additional U.S. Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additional changes that may affect our business include new quality and payment programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Specifically, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

In addition, individual states in the United States have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. In the future, there will likely continue to be proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products.

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

Non-U.S. Government Regulation

To the extent that Omisirge is sold in a country outside of the United States, we would be subject to similar non-U.S. laws and regulations, which may include, for instance, applicable marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Data Privacy and Security Laws

In the ordinary course of our business, we may process personal or sensitive data. Accordingly, we are or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance and industry standards related to data privacy and security. Such obligations may including, without limitation, the Federal Trade Commission Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, the California Consumer Privacy Act of 2018, or the CCPA, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, the EU GDPR as it forms part of United Kingdom law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR, Israel’s Protection of Privacy Law and Singapore’s Personal Data Protection Act. Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act. Additionally we are, or may become subject to various U.S. federal and state consumer protection laws which require us to public statements that accurately and fairly describe how we handle personal data and choices individuals may have about the way we handle their personal data.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any non-compliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collecting, using, and disclosing personal data and to respond to certain requests from California residents related to their personal data (for example, requests to know of the business’s personal data processing activities, to delete the individual’s personal data, and to opt out of certain personal data disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on personal data retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. ’ These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. See the section titled “Risks Related to Government Regulation” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Employees

As of December 31, 2023, we had 145 full-time employees and 3 part-time employees, 99 of whom are based in Israel and 46 of whom are based in the United States. Of these employees, 22 are primarily engaged in research and development activities and 123 are primarily engaged in manufacturing, general and administrative and commercialization matters. A total of 14 employees have an M.D. or Ph.D. degree. None of our employees is represented by a labor union. We have never experienced any employment-related work stoppages and believe our relationships with our employees are good Israeli labor laws govern the length of the workday and workweek, minimum wages for employees, procedures for hiring and dismissing employees, determination of severance pay, annual leave, sick days, advance notice of termination, payments to the National Insurance Institute, and other conditions of employment and include equal opportunity and anti-discrimination laws. While none of our employees is party to any collective bargaining agreements, certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Economy and Industry. These provisions primarily concern pension fund benefits for all employees, insurance for work-related accidents, recuperation pay and travel expenses. We generally provide our employees with benefits and working conditions beyond the required minimums.

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

Environmental, Health and Safety Matters

We are subject to extensive environmental, health and safety laws and regulations in a number of jurisdictions, primarily Israel, governing, among other things: the use, storage, registration, handling, emission and disposal of chemicals, waste materials and sewage; chemicals, air, water and ground contamination; air emissions and the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals, waste materials and sewage. Our operations use chemicals and produce waste materials and sewage and require permits from various governmental authorities including, local municipal authorities, the Israeli Ministry of Environmental Protection and the Israeli Ministry of Health. The Ministry of Environmental Protection and the Ministry of Health, local authorities and the municipal water and sewage company conduct periodic inspections in order to review and ensure our compliance with the various regulations. These laws, regulations and permits could potentially require the expenditure by us of significant amounts for compliance or remediation. If we fail to comply with such laws, regulations or permits, we may be subject to fines and other civil, administrative or criminal sanctions, including the revocation of permits and licenses necessary to continue our business activities. In addition, we may be required to pay damages or civil judgments in respect of third-party claims, including those relating to personal injury (including exposure to hazardous substances we use, store, handle, transport, manufacture or dispose of), property damage or contribution claims. Some environmental, health and safety laws allow for strict, joint and several liability for remediation costs, regardless of comparative fault. We may be identified as a responsible party under such laws. Such developments could have a material adverse effect on our business, financial condition and results of operations. In addition, laws and regulations relating to environmental, health and safety matters are often subject to change. In the event of any changes or new laws or regulations, we could be subject to new compliance measures or to penalties for activities that were previously permitted.

Our Values

At Gamida Cell, our actions are guided by five core values that are the foundation of who we are and who we aspire to be. We live these values on a daily basis. For our values to impact our goal of bringing life-changing cell therapies to patients, they must be at the center of everything we do:

Put Patients First: Our reason to wake up each day.

Be Respectful: We are ethical and kind.

Drive to Success: We work hard and play hard.

Embrace Change: Our adaptability advances medicine.

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

Summary of Selected Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

●	We may not be able to continue as a going concern and holders of our ordinary shares could suffer a total loss of their investment.

●	Pursuant to the restructuring process as contemplated by the Support Agreement, if completed, holders of our ordinary shares will have their equity cancelled and will be given certain contingent value rights, or CVRs, which may have no value.

●	Pursuit of a strategic transaction has consumed a substantial portion of the time and attention of our management and we expect that our restructuring process will continue to consume the attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition. In addition, the third-party costs associated with a potential strategic transaction have been and will continue to be significant.

●	While we complete our restructuring process, we will be subject to the risks and uncertainties associated with voluntary restructuring proceedings in Israel.

●	We have not generated significant revenue from product sales and may never be profitable.

●	We are heavily dependent on the success of Omisirge, including obtaining regulatory approvals in geographies outside of the United States, and if Omisirge is not successfully commercialized, our business will be adversely affected.

●	We have limited experience producing Omisirge at commercial levels and we have limited experience operating a cGMP compliant manufacturing facility.

●	We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the commercial launch of Omisirge or enter into agreements with third parties to market and sell Omisirge, we may be unable to generate sufficient product revenue.

●	Sales of Omisirge will be limited unless it achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	It may be difficult for us to profitably sell Omisirge if coverage and reimbursement for Omisirge is limited by government authorities and/or third-party payer policies.

●	We are subject to the risk of various legal and regulatory proceedings, including litigation in the ordinary course of business. Our business further entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material effect on our business, financial condition, results of operations or prospects.

●	Omisirge and the administration process may cause undesirable side effects or have other properties that could limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

●	Omisirge will remain subject to regulatory scrutiny.

●	We may be unable to maintain the benefits associated with orphan drug designations that we have obtained, including market exclusivity, which may cause our revenue, if any, to be reduced.

●	Our business operations and current and future relationships with healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	We face competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

●	Even though Omisirge is approved by the FDA for marketing in the United States, we may never obtain approval of Omisirge outside of the United States, which would limit our market opportunities and adversely affect our business.

●	The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes standards and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products/services, limit their use or adoption, and otherwise negatively affect our operating results and business.

●	We rely on a limited number of suppliers to provide the raw materials other than cord blood (serum and growth factor) needed to produce our product. We have a relationship with a single supplier, Miltenyi Biotec GmbH, for certain equipment (columns and beads) necessary to manufacture our product.

●	Our reliance on third parties requires us to share our trade secrets and other intellectual property, which increases the possibility that a competitor will discover them or that our trade secrets and other intellectual property will be misappropriated or disclosed.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of CBUs at cord blood banks for the manufacture of Omisirge.

●	If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge, we may not be able to compete effectively in our market.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	The exchange of some or all of the 2021 Notes or 2022 Note into our ordinary shares could result in significant dilution to existing shareholders, adversely affect the market price of our ordinary shares and impair our ability to raise capital through the sale of additional equity securities.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

Risks Related to Our Financial Position and Restructuring Process

We may not be able to continue as a going concern and holders of our ordinary shares could suffer a total loss of their investment.

Our cash balance as of December 31, 2023 was $46.6 million. Our preliminary estimated unrestricted cash balance as of March 15, 2024 was $28.5 million, reflecting a monthly burn rate of $7.2 million, which we expect to continue. These conditions raise substantial doubt about our ability to continue as a going concern beyond the second quarter of 2024. We have incurred net losses each year since our inception in 1998, including net losses of $63.0 million and $79.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $479.8 million.

Although we have implemented significant cost reductions and other cash-focused measures to manage liquidity, including implementing a workforce reduction of 25% of our workforce as announced on March 27, 2024, without restructuring our substantial debt, we will not have the necessary cash resources for our operations and to pay our outstanding obligations under the 2022 Notes (as defined below) and the 2021 Notes (as defined below) as they become due. As of March 15, 2024, we owed approximately $5.0 million under our senior secured exchangeable notes issued on December 12, 2022, or the 2022 Notes, and we owed approximately $75.0 million under our senior unsecured exchangeable notes issued on February 16, 2021, or the 2021 Notes, and we have ongoing payment obligations under each of these notes. With the goal of maximizing value for our stakeholders, on March 26, 2024, we entered into the Support Agreement with Highbridge, pursuant to which we and Highbridge have agreed to restructure all of our outstanding equity and debt in a voluntary restructuring proceeding that is governed by Israeli law, referred to as our restructuring process. If we are unable to complete our restructuring process as contemplated by the Support Agreement, we will likely enter involuntary insolvency proceedings in Israel and wind down our operations. There will be significant costs associated with such proceedings and wind down, such as separation of employees and termination of contracts, and we could owe certain taxes on any such transaction. If we enter involuntary insolvency proceedings, we expect that there will be no distribution (cash or otherwise) to shareholders after payment of the foregoing expenses and our shareholders will suffer a total loss of their investment.

Pursuant to the restructuring process as contemplated by the Support Agreement, if completed, holders of our ordinary shares will have their equity cancelled and will be given certain contingent value rights, which may have no value.

If our restructuring process is completed as contemplated by the Support Agreement, Gamida Cell Ltd. will be a newly reorganized private operating company that is owned entirely by Highbridge and our business will continue as a going concern with Highbridge being the only impaired creditor. No cash or other consideration will be available for distribution to our shareholders after discharge of our debts and liabilities and payment of expenses associated with this process. However, pursuant to the Support Agreement, each holder of ordinary shares of the Company as of the completion of the restructuring process will be entitled to receive certain CVRs pursuant to a contingent value rights agreement, or the CVR Agreement, to be executed in connection with the restructuring process upon cancellation of such holder’s ordinary shares and subject to the completion of the restructuring process.

When issued, the CVRs will require cash payments to CVR holders of: (i) $10 million in the aggregate, if, within three years following the effective date of the restructuring, aggregate U.S. revenues from sales of Omisirge exceed $100 million in any four consecutive fiscal quarters; and (ii) $15 million in the aggregate, if, within three years following the effective date of the restructuring, aggregate U.S. revenues from sales of Omisirge in any four consecutive fiscal quarter exceed $150 million; and (iii) $2.5 million in the aggregate upon the first regulatory approval of any product associated with the Company’s NK cell platform within four years following the effective date of the restructuring. The CVRs will not be transferable, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any shareholder of record as of the completion of our restructuring process to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the foregoing events within the time periods specified. For the year ended December 31, 2023, we had $1.8 million of net revenues from sales of Omisirge, which were solely in the United States. Accordingly, there can be no assurance that Omisirge will be successfully commercialized or that the newly reorganized company will be able to achieve the revenues required or regulatory milestone for any payment under the CVRs. If these events are not achieved for any reason within the time periods specified, no payments will be made under the CVRs, and the CVRs will be expire without value. Furthermore, the CVRs will be unsecured obligations and all payments under the CVRs, all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations or the reorganized company. Finally, the Israeli and U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the Israeli or U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that Israel Tax Authority or the U.S. Internal Revenue Service, would not assert, or that a court would not sustain, a position that could result in adverse Israeli or U.S. federal income tax consequences to holders of the CVRs.

Pursuit of a strategic transaction has consumed a substantial portion of the time and attention of our management and we expect that our restructuring process will continue to consume the attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition. In addition, the third-party costs associated with our restructuring process have been and will continue to be significant.

While we complete our restructuring process, our management has and will continue to be required to spend a significant amount of time and effort focusing on the potential transaction. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. During our strategic review process and our restructuring process, our employees have faced considerable distraction and uncertainty and we expect to experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to maintain our operations as a going concern, thereby adversely affecting our business and results of operations. The failure to retain members of our management team and other key personnel could impair our ability to execute our restructuring process, thereby having a material adverse effect on our financial condition and results of operations and increasing the likelihood that we will have to enter involuntary insolvency proceedings.

Furthermore, we have and expect to continue to incur significant third-party costs associated with negotiating and completing our restructuring process. We can give no assurance as to the level of such costs, given that there can be no guarantee that we will complete our restructuring process as currently contemplated, including with respect to the duration of the restructuring process.

While we complete our restructuring process, we will be subject to the risks and uncertainties associated with voluntary restructuring proceedings in Israel.

On March 27, 2024, we voluntarily initiated restructuring proceedings pursuant to Israeli law and subject to the jurisdiction of Israeli courts. Our ability to continue operating as a going concern will be subject to the risks and uncertainties associated with restructuring proceedings, including, among others: our ability to execute, confirm and consummate our restructuring process; the high costs of restructuring proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from insolvency and execute our business plan post-emergence, including the fact that Highbridge is not required to provide any financing to the Company during the restructuring process or until its completion (if completed), and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our transplant centers and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; heightened risks of shareholder and other litigation; and the actions and decisions of our stakeholders and other third parties who have interests in our restructuring proceedings that may be inconsistent with our operational and strategic plans. Any delays in our restructuring proceedings would increase the risks of our being unable to restructure our business and emerge from restructuring proceedings and may increase our costs associated with the restructuring process, result in the termination of our Support Agreement, and/or result in prolonged operational disruption or a complete wind down of our business. Also, we will need the prior approval of the Highbridge for material transactions that are not included in a budget that has been approved by Highbridge, or which would result in a material variance from such approved budget. Because of the risks and uncertainties associated with any restructuring proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that we will emerge from restructuring proceedings and our restructuring process as a going concern. Further, we do not anticipate that holders of our ordinary shares will receive any recovery (cash or otherwise) from our restructuring proceedings or restructuring process at the completion of the process.

Our workforce reduction may not result in anticipated savings and could disrupt our business more than we expect.

On March 27, 2024, we announced that our board of directors had authorized the termination of approximately 25% of our employees. We expect to complete the workforce reduction during the second quarter of 2024. We may not realize, in full or in part, the anticipated benefits and savings from this plan due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings from the workforce reduction, our operating results and financial condition could be adversely affected. We expect that our workforce reduction and our restructuring process will be disruptive to our operations and could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the workforce reduction seek alternative employment, this could result in our seeking contractor support at unplanned additional expense.

Completion of our restructuring process will constitute an event of default under the Indenture governing the 2021 Notes and the Loan and Security Agreement governing the 2022 Notes.

Both the Indenture governing the 2021 Notes and Loan and Security Agreement governing the 2022 Notes provide that a number of events will constitute an event of default, including our initiation of voluntary restructuring proceedings in the District Court of Beersheba, Israel on March 27, 2024. However, Highbridge has agreed not to pursue any remedies available to it under either the Indenture or the Loan and Security Agreement so long as the Support Agreement is in effect. In an event of default arising from insolvency, all obligations under the Indenture and the Loan and Security Agreement become immediately due and payable without action by the lenders. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2021 Notes, in the case of the Indenture, or the administrative agent, at the direction of certain of the lenders, in the case of the Loan and Security Agreement, may, without notice or demand, deliver a notice of an event of default and by notice to us declare all obligations under the 2021 Notes and the 2022 Notes immediately due and payable. Such acceleration of our debt under the Indenture or the Loan and Security Agreement would have a material adverse effect on our liquidity and we would be forced into involuntary insolvency proceedings and wind down of our operations.

These risks have been and are likely to continue to be exacerbated by our ongoing restructuring proceedings and the corresponding event of default on our 2021 Notes and 2022 Notes, as further discussed herein. To the extent we are required or choose to seek third-party financing in the future, including in connection with any exit financing contemplated by the Support Agreement, there can be no assurance that we would be able to obtain any such required financing on a timely basis or at all, particularly in light of our ongoing restructuring proceedings and the corresponding event of default on our 2021 Notes and 2022 Notes. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors.

We have not generated significant revenue from product sales and may never be profitable.

We have not generated significant revenue from product sales and our ability to generate future revenue from the commercialization of Omisirge is uncertain. We have had to invest certain costs to build out a sales and distribution team to support the launch of Omisirge. Furthermore, generating revenue from product sales will depend heavily on our ability to:

●	commercialize Omisirge with collaborators;

●	obtain regulatory approvals and marketing authorizations for Omisirge in jurisdictions outside of the United States;

●	expose, educate and train physicians and other medical professionals to use Omisirge;

●	maintain regulatory approval for a sustainable and scalable in-house and/or third-party manufacturing process for Omisirge that meets all applicable regulatory standards;

●	establish and maintain supply and, if applicable, manufacturing relationships with third parties that can provide adequate, in both amount and quality, products to support the market demand for Omisirge;

●	ensure procedures utilizing Omisirge are approved for coverage and adequate reimbursement from governmental agencies, private insurance plans, managed care organizations, and other third-party payers in jurisdictions where they have been approved for marketing;

●	address any competing technological and market developments that impact Omisirge or its prospective usage by medical professionals;

●	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter and perform our obligations under such collaborations;

●	maintain, protect and expand our portfolio of intellectual property rights, including patents, patent applications, trade secrets and knowhow; and

●	avoid and defend against third-party interference, infringement or other intellectual property related claims; attract, hire and retain qualified personnel.

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

To date, we have deployed all our efforts and financial resources to: (i) research and develop our NAM cell expansion platform, our product, Omisirge, and our NK cell portfolio, including conducting preclinical and clinical studies and providing general and administrative support for these operations; (ii) develop and secure our intellectual property portfolio for our product candidates; (iii) establish our manufacturing facility at Kiryat Gat to produce Omisirge for our clinical trials and commercial use, and (iv) establish a commercial organization to support the launch of Omisirge.

Omisirge may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from Omisirge will depend on a number of factors, including:

●	our success in educating medical professionals and patients about the benefits, administration and use of Omisirge;

●	timing of market introduction of medicines that may compete with Omisirge;

●	our ability to successfully demonstrate the safety and efficacy of Omisirge;

●	continued projected growth of the markets in which Omisirge competes;

●	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

●	the extent to which physicians perform HSCT;

●	prevalence and severity of any side effects;

●	if and when we are able to obtain regulatory approvals for additional indications for Omisirge;

●	availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payers for procedures utilizing Omisirge;

●	potential or perceived advantages or disadvantages of Omisirge over alternative treatments, including cost of treatment and relative convenience and ease of administration;

●	strength of sales, marketing and distribution support;

●	the price of Omisirge, both in absolute terms and relative to alternative treatments;

●	impact of past and limitation of future medicine price increases;

●	our ability to maintain a commercially viable manufacturing process that is compliant with cGMP and produces Omisirge at Kiryat Gat or through third party manufacturers;

●	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to Omisirge;

●	the performance of third-party distribution partners, over which we have limited control; and

●	medicine labeling or medicine insert requirements of the FDA or other regulatory authorities.

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

Although we have a chief executive officer with commercial experience, and we have hired other commercial leaders to lead our efforts to commercialize Omisirge, we currently have a limited sales and marketing organization, and we have limited experience selling and marketing Omisirge. To successfully commercialize Omisirge, we will need to develop these capabilities, either on our own or with others. We may establish a larger sales and marketing organization independently or by utilizing experienced third parties with technical expertise and supporting distribution capabilities to commercialize Omisirge in major markets, all of which will be expensive, difficult and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact our ability to commercialize Omisirge.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, pricing and reimbursement schemes vary widely from country to country. The EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States provide that products may be marketed only after a reimbursement price has been agreed. Many EU Member States also periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status.

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may required to complete additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments). This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

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

Furthermore, our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA or comparable foreign regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension, variation or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our share price. We do not currently have product liability insurance and do not anticipate obtaining product liability insurance until such time as we have received FDA or other comparable authority approval for a product and there is a product that is being provided to patients outside of clinical trials. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

Omisirge and the administration process may cause undesirable side effects or have other properties that could limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

Undesirable side effects, including toxicity caused by Omisirge, could cause the FDA to withdraw approval of Omisirge for any or all targeted indications.

Drug-related, drug-product related, formulation-related and administration-related side effects result in potential product liability claims, which could exceed our insurance coverage.

Patients who require HSCT are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. Omisirge may be associated with infusion reactions, graft versus host disease, engraftment syndrome, and graft failure, Infusion reactions occurred following Omisirge infusion, including hypertension, mucosal inflammation, dysphagia, dyspnea, vomiting and gastrointestinal toxicity were reported in 47% (55/117) patients transplanted with Omisirge. Grade 3-4 infusion reactions were reported in 15% (18/117) of patients transplanted with Omisirge. Primary graft failure, defined as failure to achieve an absolute neutrophil count greater than 500 per microliter blood by Day 42 after transplantation, occurred in 3% (4/117) of patients in Omisirge clinical trials. Acute and chronic GvHD, including life-threatening and fatal cases, occurred in patients transplanted with Omisirge. Grade II-IV acute GvHD was reported in 58% (68/117) of patients transplanted with Omisirge. Grade III- IV acute GvHD was reported in 17% (20/117) of patients transplanted with Omisirge. Chronic GvHD occurred in 35% (41/117) of patients transplanted with Omisirge. Two patients treated with Omisirge developed post-transplant lymphoproliferative disorder (PTLD) in the second-year post-transplant. In our first Phase ½ clinical trial of GDA-201, adverse events included one patient who died of E. coli sepsis. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.

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

Additionally, if we or others later identify undesirable side effects caused by Omisirge, a number of potentially significant negative consequences could result, including, but not limited to:

●	Regulatory authorities may suspend, vary or withdraw approvals of Omisirge;

●	regulatory authorities may require additional warnings on the label in addition to Omisirge’s “black box” warning, such as a contraindication;

●	additional restrictions may be imposed on the marketing of Omisirge or the manufacturing processes for Omisirge or any component thereof;

●	we may be required to create a REMS, or comparable foreign strategies, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

●	we may be required to recall Omisirge, change the way Omisirge is administered or conduct additional clinical trials;

●	we could be sued and held liable for harm caused to patients;

●	Omisirge may become less competitive; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Omisirge, and could significantly harm our business, results of operations and prospects.

Risks Related to Government Regulation

Omisirge will remain subject to regulatory scrutiny.

Omisirge will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post- market information, including both federal and state requirements in the United States and European Union and requirements of comparable regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements from the FDA, EU, national competent authorities of the EU Member States and additional regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections, including periodic unannounced inspections by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities, to monitor assess and ensure compliance with cGMP and adherence to commitments made in any approved marketing application. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or invalidation of drug product lots or processes, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product and significantly harm our business, financial condition, results of operations and prospects. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

We will have to comply with requirements concerning advertising and promotion for our product. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products “off-label” for indications or uses for which we do not have approval. The holder of an approved application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post- marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory authority may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory authority or enforcement authority may, among other things:

●	issue warning letters;

●	impose civil or criminal penalties;

●	Suspend, vary or withdraw regulatory approval;

●	suspend any of our clinical studies;

●	refuse to approve pending applications or supplements to approved applications submitted by us;

●	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

●	seize or detain products, or require a product recall.

Failure to comply with EU and EU Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the marketing authorization, or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant marketing authorization, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

We obtained orphan drug designation for Omisirge from the FDA and the European Commission for the treatment of hematologic malignancies, and we may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, following the EMA’s Committee for Orphan Medicinal Products, or COMP, opinion, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition either (i) affecting not more than five in 10,000 persons in the European Union or (ii) without the benefits derived from orphan sales of the drug in the European Union would be insufficient to justify the necessary investment in developing the drug or biological product. In addition,there must be no satisfactory method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and, potentially, ten years of market exclusivity following the granting of marketing authorization. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. However, this period may be reduced to six years if, if at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.

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

Enacted and future healthcare legislation may affect the prices we may set for Omisirge.

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

Moreover, payment methodologies are subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed value-based payment models for a variety of care settings, including the inpatient prospective payment system used for reimbursing inpatient hospital services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for Omisirge or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Legally mandated price controls on payment amounts by third- party payers or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Our business operations and current and future relationships with healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with healthcare professionals, consultants, third-party payers, patient organizations and customers, may expose us to broadly applicable fraud and abuse, privacy and security and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

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

Outside the United States, interactions between pharmaceutical companies and health care professionals are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

Legislative or regulatory healthcare reforms in the United States and abroad may make it more difficult and costly for us to produce, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require changes to manufacturing methods; recall, replacement, or discontinuance of Omisirge; and additional recordkeeping.

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

Doctors may recommend that patients undergo stem cell transplantation using cells from matched related donors, matched or mismatched unrelated donors, haploidentical donors or unmodified umbilical cord blood instead of using Omisirge or may choose other therapy options instead of our other NAM-derived product candidates. In addition, there are several clinical-stage development programs that seek to improve umbilical cord blood transplantation through the use of ex vivo expansion technologies to increase the quantity of hematopoietic stem cells for use in HSCT or the use of ex vivo differentiation technologies to increase the quantity of hematopoietic progenitor cells for use in HSCT. We are aware of several other companies with product candidates in various stages of development for allogeneic HSCT grafts, including but not limited to ExCellThera and Garuda Therapeutics. In addition, many universities and private and public research institutes may develop technologies of interest to us but license them to our competitors. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than Omisirge or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

We believe that our ability to successfully compete will depend on, among other things:

●	our ability to protect, develop and maintain intellectual property rights related to our product;

●	our ability to maintain a good relationship with regulatory authorities;

●	our ability to commercialize and market any of our product candidates that receive regulatory approval;

●	market perception and acceptance of stem cell therapeutics;

●	acceptance of our product by physicians and institutions that perform HSCT procedures;

●	the price of our product;

●	coverage and adequate levels of reimbursement under private and governmental health insurance plans, including Medicare; and

●	our ability to manufacture and sell commercial quantities of Omisirge to the market.

If our competitors market products that are more effective, safer or less expensive than Omisirge, we may not achieve commercial success. Any inability to successfully compete effectively will adversely impact our business and financial prospects.

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

Even if a product candidate is approved in another country, the applicable regulatory authority may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the European Union also have requirements for approval of product candidates with which we must comply prior to marketing in those countries. Obtaining non-U.S. regulatory approvals and compliance with non-U.S. regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

In the United States, we obtained marketing approval for Omisirge for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. We will train our Omisirge marketing and sales personnel to not promote Omisirge for any other uses outside of any FDA-cleared indications for use, known as “off-label use.”

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

We are subject to stringent and evolving United States and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), Israel’s Protection of Privacy Law, Singapore’s Personal Data Protection Act impose strict requirements for processing personal data.

‘For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’ standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-US Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the ’ GDPR’s cross-border data transfer limitations. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, require our customers to impose specific contractual restrictions on their service providers.

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data nda the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to our Reliance on Third Parties

We rely on a limited number of suppliers to provide the raw materials other than cord blood (serum and growth factor) needed to produce our product candidates. We have a relationship with a single supplier, Miltenyi Biotec GmbH, for certain equipment (columns and beads) necessary to manufacture our product candidates.

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

Additionally, we do not have control over the types of CBUs used in the manufacture of Omisirge. We rely heavily on these clinical cell processing facilities to procure CBUs from cord blood banks that are compliant with government regulations and within the current standard of care. In addition, we may identify specific characteristics of CBUs, such as their volume and red blood cell content, that may limit their ability to be used to manufacture Omisirge even though these CBUs may otherwise be suitable for use in allogeneic transplant. As a result, the requirement for CBUs to meet our specifications may limit the potential inventory of CBUs eligible for use in the manufacture of Omisirge. There is a large variability in the tests, methods and equipment utilized by cord blood banks in testing CBUs before storage. This could result in CBUs that are found to be unsuitable for production after their arrival at the manufacturing site. In the United States, cord blood banks are required to file a BLA and meet certain continued regulatory requirements in order to bank and provide CBUs for transplantation. Despite these requirements, most of the cord blood banks in the United States are not licensed. While the FDA currently allows CBUs from unlicensed cord blood banks to be used for transplantation and we have used CBUs from such facilities in the manufacture of Omisirge for our clinical trials, the FDA may later prohibit the use of such CBUs for transplantation. Additionally, although CBUs from non-U.S. cord blood banks, which are generally unlicensed, are currently available in the United States for use in transplantation and we have used CBUs from non-U.S. cord blood banks in our clinical trials, we will not be able to use cord blood from non-U.S. cord blood banks for the manufacturing of Omisirge. Any inability to procure adequate supplies of CBUs will adversely impact our ability to develop and commercialize Omisirge.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge, we may not be able to compete effectively in our market.

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

Further, the patent position of biopharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsettled. This renders the patent prosecution process particularly expensive and time-consuming. There is no assurance that all potentially relevant prior art relating to our patent applications has been found and that there are no material defects in the form, preparation, or prosecution of our patent applications, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad, which may result in such patents being narrowed, found unenforceable or invalidated. For example, we may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in post-grant review procedures, oppositions, derivations, reexaminations, inter parts review, or IPR, or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Furthermore, even if they are unchallenged, our patent applications and any future patents may not adequately protect our intellectual property, provide exclusivity for our product, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If we cannot obtain and maintain effective patent rights for our product, we may not be able to compete effectively and our business and results of operations would be harmed.

In addition to the protection afforded by any patents that have been or may be granted, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, and for processes for which patents are difficult to enforce. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data, trade secrets and intellectual property by maintaining the physical security of our premises and physical and electronic security of our information technology systems. Notwithstanding these measures, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets and intellectual property may otherwise become known or be independently discovered by competitors. Although we expect all our employees and consultants and other third parties who may be involved in the development of intellectual property for us to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary knowhow, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that we have entered into such agreements with all applicable third parties or that all such agreements have been duly executed. Even if we have entered into such agreements, we cannot assure you that our counterparties will comply with the terms of such agreements or that the assignment of intellectual property rights under such agreements is self-executing. We may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our senior management and scientific personnel.

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

Intellectual property rights of third parties could adversely affect our ability to continue to commercialize our product. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing on or otherwise violating third-party rights. Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our product or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to continue to commercialize our product unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms.

There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by our product. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed, we may be forced to cease the commercialization of our product, or we may need to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all. Even if we were able to obtain such a license, it could be granted on non-exclusive terms, thereby providing our competitors and other third parties access to the same technologies licensed to us.

It is also possible that we have failed to identify relevant third-party patents or applications. For example, U.S. applications filed before November 29, 2000, and certain U.S. applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing to which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies or our product . Third-party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully defend, settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our product that are held to be infringing. We might, if possible, also be forced to redesign our product so that we no longer infringe the third-party intellectual property rights, which may not be commercially feasible. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business and otherwise significantly harm our business, results of operations and prospects.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringing or otherwise violating the patents and proprietary rights of third parties. There have been many lawsuits and other proceedings involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, post grant review, IPR, and reexamination proceedings before the USPTO and corresponding non-U.S. patent offices. Numerous U.S. and non-U.S. issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we developed our product. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product may be subject to claims of infringement of the patent rights of third parties or other intellectual property claims.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product, any materials formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to continue to commercialize such product unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable.

Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture, or methods of use, the holders of any such patents may be able to block our ability to continue to commercialize our product unless we obtain a license or until such patent expires or is finally determined to be invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize our product. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

’We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our intellectual property or that of our licensors that we may acquire in the future. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. If we initiate legal proceedings against a third party to enforce a patent covering our product, the defendant could counterclaim that the patent covering our product is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter parties review, or IPR, and equivalent proceedings in non-U.S. jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business.

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

We may be subject to claims that former employees, collaborators or other third parties have an interest in or right to compensation with respect to our current patent and patent applications, future patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who were involved in developing our product. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. To the extent that our employees have not effectively waived the right to compensation with respect to inventions that they helped create, they may be able to assert claims for compensation with respect to our future revenue. As a result, we may receive less revenue from future products if such claims are successful, which in turn could impact our future profitability, business, results of operations and prospects.

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

Filing and prosecuting patent applications and defending patents covering our product in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as that in the United States. These products may compete with our product, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product in all our expected significant non-U.S. markets. If we encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions.

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

Patent terms may be inadequate to protect our competitive position on our product for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product are obtained, once the patent life has expired for our product, we may be open to competition from competitive medications, including biosimilar and generic medications. Our patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to Omisirge.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to our product but that are not covered by the claims of the patents that we own;

●	we might not have been the first to invent the inventions covered by our patents or the first to file patent applications covering our inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

●	it is possible that our pending patent applications will not lead to issued patents;

●	issued patents that we own may be held invalid or unenforceable as a result of legal challenges by our competitors;

●	issued patents that we own may not provide coverage for all aspects of our product in all countries;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	we may not develop additional proprietary technologies that are patentable; and

●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Our Business Operations

We rely on a single facility to manufacture Omisirge that is located in Kiryat Gat, Israel, proximate to the ongoing hostilities between Israel and Hamas in and around the Gaza Strip. Damage to this site, or hesitancy on the part of our customers to place orders with us, as a result of such hostilities or otherwise could have a material adverse effect on our ability to manufacture Omisirge and generate revenue.

We are solely dependent on our facility in Kiryat Gat, Israel for the manufacture of the commercial supply of Omisirge. This facility has been cGMP certified by the FDA and completed physical inspection by the Israeli Ministry of Health. Ongoing hostilities between Israel and Hamas in and around the Gaza Strip could severely disrupt our manufacturing operations at our Kiryat Gat facility, as could other hostilities that could occur whether or not related to the current violence, as well as severe natural disasters or other damage to this site. If any event were to occur that prevents us from using all or a significant portion of this facility or otherwise disrupts our operations, it may be difficult or, in certain cases, impossible for us to continue manufacturing Omisirge for a substantial period of time in sufficient quantities or at all. The disaster recovery and business continuity plans that we have in place currently are limited and are unlikely to prove adequate to guarantee a continuation of supply of Omisirge in the event of a serious disaster or similar event. Even if the physical plant of our Kiryat Gat facility is not damaged in the ongoing hostilities, if certain or all of our on-site employees are called for military service, we may be unable to produce Omisirge at our Kiryat Gat facility at anticipated levels or at all. Furthermore, our customers may be hesitant to place orders with us as a result of these hostilities. The ongoing hostilities could also disrupt our supply chain. We rely on our ability to import starting materials into Israel (including CBUs) to manufacture Omisirge and our ability to export Omisirge manufactured for a given patient. If the conflict between Israel and Hamas affects the flow of air travel into and out of Ben Gurion Airport in Tel Aviv, it could have a material adverse impact on our ability to manufacture and deliver Omisirge and generate revenue. Failure to produce our sole commercial product for an extended period of time could lead to a material decline in our revenue and our ability to function as an ongoing commercial enterprise.

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

Completion of our restructuring process depends in part on our ability to attract, retain and motivate qualified personnel.

We are highly dependent on our employees, consultants and advisors. The loss of their services without a proper replacement may adversely impact the achievement of our objectives, including completion of our restructuring process. Our employees, consultants and advisors may leave our employment at any time. We may not be able to attract and retain personnel on acceptable terms or at all, given the competition among numerous pharmaceutical companies for individuals with similar skill sets and the increased uncertainty caused by our restructuring process. The inability to recruit and retain qualified personnel, or the loss of the services of any members of our senior management team without proper replacement, may impede our ability to complete our restructuring process.

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

The recent attack by Hamas and other terrorist organizations from the Gaza Strip on Israel and Israel’s declaration of war against them, and the war in Ukraine, causes and may continue to cause geopolitical and macroeconomic uncertainty, and an escalation of the conflict could disrupt our supply chain. Furthermore, both the war in Ukraine and the war between Hamas and Israel have resulted in significant disruptions to global financial markets, which may adversely affect our ability to raise capital or complete our strategic restructuring process. The resulting high inflation rates may materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Furthermore, such economic conditions have produced downward pressure on share prices.

If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive data, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data (collectively, sensitive information). Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive information and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, hosting companies, contract research organizations, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences.

While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents.

Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

We also hold a toxic substances permit from the Israeli Ministry of Environmental Protection (the Hazardous Material Division) and a Certificate of GMP Compliance of a Manufacturer from the Israeli Ministry of Health - Pharmaceutical Administration. Failure to renew any of the foregoing licenses and permits may harm our on-going and future operations. In addition, fines and penalties may be imposed for noncompliance with environmental, health and safety and other laws and regulations or for the failure to have, or comply with the terms and conditions of our business license, or required environmental or other permits or consents.

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

The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above the price you paid for them. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our ordinary shares:

●	investor reaction to the news of our restructuring process;

●	success of the commercial launch of Omisirge;

●	announcements of therapeutic innovations or new products by us or our competitors;

●	adverse actions taken by regulatory authorities with respect to our manufacturing supply chain or sales and marketing activities;

●	changes or developments in laws or regulations, and payer reimbursement requirements applicable to any candidate product in any of our platforms;

●	any adverse changes to our relationship with manufacturers or suppliers, especially manufacturers of candidate products;

●	any intellectual property infringement, misappropriation or other actions in which we may become involved;

●	announcements concerning our competitors or the pharmaceutical industry in general;

●	achievement of expected product sales and profitability or our failure to meet expectations;

●	our commencement of, or involvement in, litigation;

●	any changes in our board of directors or management;

●	any escalation or expansion of the ongoing hostilities between Israel and Hamas in and around the Gaza Strip or in the Middle East more generally; and

●	the other factors described in this “Risk Factors” section.

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

Generally, for any taxable year, if at least 75% of our gross income is passive income, or at least 50% of the value of our assets (generally determined based on a weighted quarterly average) is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, gains from commodities and securities transactions, certain gains from the disposition of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. If we are characterized as a PFIC, our U.S. shareholders may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. holders, having interest charges apply to distributions by us and gains from the sales of our ordinary shares, and additional tax reporting requirements.

Our status as a PFIC generally will depend on the nature and composition of our income and the nature, composition and value of our assets (which generally will be determined based on the fair market value of each asset, with the value of goodwill and going concern value determined in large part by reference to the market value of our ordinary shares from time to time, which may be volatile). If our market capitalization declines while we hold a substantial amount of cash for any taxable year, we may be a PFIC for such taxable year. The manner and timeframe in which we spend the cash we raise in any offering, the transactions we enter into, and how our corporate structure may change in the future will affect the nature and composition of our income and assets. Our PFIC status may depend, in part, on the treatment of payments we receive from other sources (including government grants), which is uncertain, and the magnitude of such payments compared to passive income from investments. The Company has not yet determined its PFIC status for 2023. Because the determination of whether we are a PFIC for any taxable year is a factual determination made annually after the end of each taxable year by applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation, there can be no assurance that we will not be considered a PFIC in any taxable year. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year ended.

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

Some of our operations in Israel may entitle us to certain tax benefits under the Law for the Encouragement of Capital Investments, 5719-1959, or the Investment Law, once we begin to produce revenue. If we do not meet the requirements for maintaining these benefits, they may be reduced or cancelled and the relevant operations would be subject to Israeli corporate tax at the standard rate, which is set at 23% in 2023 and thereafter. In addition to being subject to the standard corporate tax rate, we could be required to refund any tax benefits that we will receive, plus interest and penalties thereon. Even if we continue to meet the relevant requirements, the tax benefits that our current “Preferred Enterprise” is entitled to may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we will pay would likely increase, as all our operations would consequently be subject to corporate tax at the standard rate, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by way of acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefits programs.

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

Risks Related to Israeli Law and Our Operations in Israel

Conditions in Israel, including the most recent attack by Hamas and other terrorist organizations form the Gaza Strip and elsewhere in the region, and Israel’s war against them, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues. Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

Because a material part of our operations are conducted in Israel and certain members of our management as well as many of our employees and consultants, including employees of our service providers, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen, as described below). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel’s economy in general. These events may be intertwined with wider macroeconomic indications of a deterioration of Israel’s economic standing that may involve a downgrade in Israel’s credit rating by rating agencies (such as the recent downgrade by Moody’s of its credit rating of Israel from A1 to A2, as well as the downgrade of its outlook rating from “stable” to “negative”), which may have a material adverse effect on the Company and its ability to effectively conduct its operations.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Although many of such military reservists have since been released, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Certain of our employees and consultants in Israel, in addition to employees of our service providers located in Israel, have been called, and additional employees may be called, for service in the current or future wars or other armed conflicts with Hamas as well as the other pending or future armed conflicts in which Israel is or may become engaged, and such persons may be absent for an extended period of time. As a result, our operations may be disrupted by such absences, which disruption may materially and adversely affect our business and results of operations. Additionally, the absence of employees of our Israeli suppliers and contract manufacturers, due to their military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease.

The hostilities with Hamas, Hezbollah and other organizations and countries have included and may include terror, missile and drone attacks. In the event that our facilities are damaged as a result of hostile actions, or hostilities otherwise disrupt our ongoing operations, our ability to deliver or provide products and services in a timely manner to meet our contractual obligations towards customers and vendors could be materially and adversely affected. Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that such government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business.

In addition, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continue or increase. These restrictions may limit materially our ability to obtain raw materials from these countries or sell our products and provide our services to companies and customers in these countries. In addition, there have been increased efforts by countries, activists and organizations to cause companies and consumers to boycott Israeli goods and services. In addition, in January 2024, the International Court of Justice, or ICJ, issued an interim ruling in a case filed by South Africa against Israel in December 2023, making allegations of genocide amid and in connection with the war in Gaza, and ordered Israel, among other things, to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza. There are concerns that companies and businesses will terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ decision. The foregoing efforts by countries, activists and organizations, particularly if they become more widespread, as well as the ICJ rulings and future rulings and orders of other tribunals against Israel (if handed), may materially and adversely impact our ability to and provide sell our products and services outside of Israel.

Furthermore, following Hamas’ attack on Israel and Israel’s security cabinet declaration of war against Hamas, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen. The Red Sea is a vital maritime route for international trade traveling to or from Israel. As a result of such disruptions, we may experience in the future delays in supplier deliveries (including electronic components and other products upon which we rely) extended lead times, and increased cost of freight, increased insurance costs, purchased materials and manufacturing labor costs. The risk of ongoing supply disruptions may further result in delayed deliveries of our products and may also have adverse impact on economic conditions in Israel.

Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets and other changes in macroeconomic conditions. To date, these initiatives have been substantially put on hold. If such changes to Israel’s judicial system are again pursued by the government and approved by the parliament, this may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

Because we incur a portion of our expenses in currencies other than the U.S. dollar, our financial condition and results of operations may be harmed by currency fluctuations and inflation.

While our reporting and functional currency is the U.S. dollar, we pay a meaningful portion of our expenses in NIS, Euros and other currencies. The salaries of our Israeli employees, many of our general and administrative expenses (including rent for our real property facility in Israel), and the fees that we pay to certain of our partners, are denominated in NIS. Certain of our suppliers are located in Europe and are paid in Euros. As a result, we are exposed to the currency fluctuation risks relating to the denomination of our future expenses in U.S. dollars. More specifically, if the U.S. dollar becomes devalued against the NIS or the Euro, our NIS- or Euro- denominated expenses will be greater than anticipated when reported in U.S. dollars. Inflation in Israel compounds the adverse impact of such devaluation by further increasing the amount of our Israeli expenses. Israeli inflation may also (in the future) outweigh the positive effect of any appreciation of the U.S. dollar relative to the NIS, if, and to the extent that, it outpaces such appreciation or precedes such appreciation. The Israeli rate of inflation did not have a material adverse effect on our financial condition during 2022 or 2023. Given our general lack of currency hedging arrangements to protect us from fluctuations in the exchange rates of the NIS or the Euro and other non-U.S. currencies in relation to the U.S. dollar (and/or from inflation of such non-U.S. currencies), we may be exposed to material adverse effects from such movements. We cannot predict any future trends in the rate of inflation in Israel or in Europe or the rate of devaluation (if any) of the U.S. dollar against the NIS or the Euro.

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

Item 1b. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and clinical trial data , or Information Systems and Data.

Our Chief Compliance Officer and Head of Global Information Technology both help identify, assess, and manage the Company’s cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools, analyzing reports of threats and actors, evaluating threats reported to us, evaluating our and our industry’s risk profile, audits, conducting threat assessments, conducting vulnerability assessments, and conducting tabletop incident response exercises.

Depending on the environment and systems, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan, disaster recovery plans, risk assessments, network security controls, access controls, systems monitoring, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, we prioritize and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms, including legal counsel and cybersecurity software providers.

We use third-party service providers to perform a variety of functions throughout our business, such as hosting companies and contract research organizations. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessments for certain vendors and audits. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee are responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management team, including:

●	Josh Patterson, General Counsel and Chief Compliance Officer. Mr. Patterson has over 20 years of experience in legal and risk management at various biotechnology companies. Mr. Patterson has previously served as General Counsel at a large biotechnology company.

●	Kelly Randis, Head of Global Information Technology. Ms. Randis is a seasoned information technology professional with substantial experience in handling cybersecurity matters who has worked at various pharmaceutical companies. Ms. Randis has previously served as the Director for Emerging Technology and Innovation at an international pharmaceutical company.

Our management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our management is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Mr. Patterson. Ms. Randis works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit Committee of the board of directors for certain cybersecurity incidents.

The board receives regular reports from Ms. Randis concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The board also receives various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

ITEM 2. PROPERTIES

Our principal executive offices are located at 116 Huntington Avenue, 7th Floor, Boston, Massachusetts 02116.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.

We also have a lease agreement for an approximately 52,000 square foot facility in Kiryat Gat, Israel, for which we have received a GMP certificate from the Israeli Ministry of Health and established cGMP compliance under the FDA’s regulations.

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

As of March 15, 2024, we had 201 shareholders of record.

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

General Corporate Tax Structure in Israel

Israeli resident companies are generally subject to corporate tax on their taxable income at the rate of 23% in 2023 tax year and thereafter. However, the effective tax rate payable by a company that derives income from a Preferred Enterprise or a Technology Enterprise (as discussed below) may be considerably less. Capital gains derived by an Israeli resident company are subject to tax at the prevailing corporate tax rate.

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

The Real Capital Gain derived by corporations will be generally subject to the ordinary corporate tax (23% in 2023 and thereafter).

Individual shareholders dealing in securities, or to whom such income is otherwise taxable as ordinary business income are taxed in Israel at their marginal tax rates applicable to business income (up to 47% in 2023 and thereafter excluding excess tax as discussed below).

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

Either the purchaser, the Israeli stockbrokers or financial institution through which the shares are held is obliged, subject to the above mentioned exemptions, to withhold tax upon the sale of securities on the amount of the consideration paid upon the sale of the securities at the rate of 25% in respect of an individual, or at a rate of corporate tax, in respect of a corporation (23% in 2023 and thereafter).

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

Excess Tax

Individuals who are subject to tax in Israel (whether any such individual is an Israeli resident or non-Israeli resident) are also subject to an additional tax at a rate of 3% on annual income exceeding NIS 698,280 for 2023, which amount is linked to the annual change in the Israeli consumer price index, including, but not limited to, dividends, interest and capital gain.

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

Recent Sales of Unregistered Securities

On February 16, 2021, Gamida Cell Inc. sold $75 million of 5.875% convertible senior notes due in 2026, or the 2021 Notes, to certain funds managed by Highbridge Capital Management, LLC, which funds were accredited investors and qualified institutional buyers. The notes were sold at 100% of the principal amount thereof, are senior unsecured obligations of ours and will accrue interest at a rate of 5.875% per year and are governed by an indenture. Subject to certain limitations, the holders of the notes can elect to exchange the notes for our ordinary shares at an initial exchange rate of 56.3063 shares per $1,000 principal amount of notes (equivalent to an exchange price of $17.76 per share). The sale was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2023 and December 31, 2022 and (ii) the section entitled “Business” included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

In the first quarter of 2023, we completed a strategic reprioritization of our business activities to reduce our operating expenses and focus on the commercial launch of Omisirge® (omidubicel-onlv). The results of this reprioritization were a reduction in force of approximately 17% of our workforce, completed in the second quarter of 2023, closure of our Jerusalem research and development facility and termination of work on our preclinical NAM NK pipeline programs. We undertook these reprioritization efforts after unsuccessfully seeking a strategic partnership or other transaction, such as a royalty financing, licensing, collaboration or other similar transaction. We first engaged Moelis & Company LLC in July 2020 to pursue a royalty financing or other similar transaction related to Omisirge. Most recently, in April 2023, we engaged Moelis & Company LLC as our financial advisor and commenced a strategic review process seeking to secure a transaction that would support expanded access to Omisirge for patients and maximize value for our stakeholders. During the course of this recent strategic review process, our board of directors explored a range of alternatives, including an asset sale, merger, financing, licensing, and capital restructuring options. To date, this strategic review process has not yielded any viable strategic alternatives.

As a result, on March 26, 2024, we entered into a Restructuring Support Agreement, or the Support Agreement, with certain funds managed by Highbridge Capital Management, LLC, which funds we collectively refer to as Highbridge. These funds hold all of our exchangeable senior notes issued in 2021 and 2022, which together have an aggregate outstanding principal balance as of March 15, 2024 of approximately $80.0 million. These exchangeable senior notes represent substantially all of our outstanding debt. Pursuant to the Support Agreement, we and Highbridge have agreed to restructure all of our outstanding equity and debt in a voluntary restructuring proceeding in the District Court of Beersheba, Israel that is governed by Israeli law, referred to as our restructuring process. If this process is completed as contemplated by the Support Agreement, all outstanding ordinary shares of Gamida Cell Ltd. will be cancelled, after which Gamida Cell Ltd. will continue to exist as a private operating company that is owned entirely by Highbridge and our business will continue as a going concern with Highbridge being the only impaired creditor. Pursuant to the Support Agreement, each holder of ordinary shares of the Company as of the completion of the restructuring process will be entitled to certain CVRs pursuant to a contingent value rights agreement, or the CVR Agreement, to be executed in connection with the restructuring process. When issued, the CVRs will entitle the holders to certain cash payments totaling $27.5 million upon the achievement of certain revenue and regulatory milestones as will be more fully set forth in the CVR Agreement. Pursuant to the Support Agreement, Highbridge will fund the reorganized company following the restructuring process through a secured debt facility of $50 million, comprised of (i) $30 million of cash to be provided as soon as practicable following the completion of the restructuring process; (ii) the remaining principal amount owed under the 2022 Notes; and (iii) the remaining approximately $15 million to be provided by way of delayed draw term loans on terms and conditions to be agreed with Highbridge prior to the completion of the restructuring process. After our restructuring process, we will no longer be a public reporting company listed on Nasdaq. Except for the CVRs, we do not anticipate that our shareholders will otherwise receive any distribution or recovery (cash or otherwise) as part of the restructuring process. There is no assurance that we will complete our restructuring process as currently contemplated. If we are unable to complete our restructuring process in the second quarter of 2024, we expect that we will enter into involuntary restructuring proceedings in Israeli court and our shareholders would not receive any proceeds from such proceedings.

In connection with our restructuring process and in order to attempt to extend our financial resources beyond the second quarter of 2024, we are planning to further reduce operating expenses, primarily through a workforce reduction plan pursuant to which we expect to downsize our current workforce by approximately 25% by the closing of the restructuring process. Affected employees will be offered separation benefits, including severance payments and temporary healthcare coverage assistance, which severance payments are required under applicable Israeli law. Each affected employee’s eligibility for the separation benefits is contingent upon such employee’s execution of a separation agreement that includes a general release of claims against us. We estimate that the severance and termination-related costs will be approximately $1.8 million, and we expect to record these charges in the second quarter of 2024. Our remaining employees will continue to support the commercialization of Omisirge and complete our restructuring process. The costs that we expect to incur in connection with our restructuring process, including the workforce reduction, are subject to a number of assumptions, and actual results may differ materially from these expectations. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our restructuring process and the workforce reduction plan. See “Item 1A: Risk Factors – Risks Related to Our Financial Position and Restructuring Process” for additional information.

Our financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy liabilities in the ordinary course of business. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going concern. Our audited consolidated financial statements as of and for the year ended December 31, 2023 accompanying our previously filed annual report note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity. If we are unable to complete our restructuring process as contemplated by the Support Agreement, we will likely enter involuntary restructuring proceedings in Israel and wind down our operations. There would be significant costs associated with such proceedings and wind down, such as separation of employees and termination of contracts, and we could owe certain taxes on any such transaction. If we enter involuntary restructuring proceedings, there will likely be no cash available for distribution to shareholders after payment of the foregoing expenses.

Components of Results of Operations

Revenue

We currently have one product, Omisirge, which was approved by the FDA in April 2023, and we first recognized revenue from the sale of Omisirge in the third quarter of 2023. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments and future collaborations.

Cost of Sales

As we transitioned from a development stage company to a commercial stage company with recognized revenue, we began to report cost of sales. Cost of sales are reported using a standard costing approach based on staffed capacity. Many of these costs were previously included in research and development costs as described below.

The direct costs of sales include: materials; testing; shipping; manufacturing; quality assurance and quality control labor; and direct overheads, including manufacturing depreciation.

Royalty expenses, which are a function of the revenue in the period, are also included in cost of sales. As applicable, cost of sales will also recognize the expense for any batch failures incurred in the period.

Excess capacity

Excess capacity costs reflect labor and manufacturing overhead costs incurred, above the amount of these costs absorbed in cost of sales as part of standard costs, which are based on staffed capacity levels, given that the Kiryat Gat facility is staffed to produce the anticipated demand over the course of the coming year.

Research and development expenses, net

Our research and development expenses, net of IIA grants, consist primarily of:

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

Through December 31, 2023, we have received an aggregate of approximately $37.1 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.4 million is royalty-bearing grants, and approximately $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Our total outstanding obligation to the IIA through December 31, 2023, amounts to approximately $43.7 million. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3.0% to 3.5% on future sales of the developed product, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest. Pursuant to the latest IIA regulations, grants received from the IIA before June 30, 2017 bear an annual interest rate that applied at the time of the approval of the applicable file and such interest will apply to all the funding received under that approval.  Grants received from the IIA after June 30, 2017, bear an annual interest rate based on the 12-month London Interbank Offered Rate, or LIBOR, until December 31, 2023, and, as of January 1, 2024, bear an annual interest rate based on the 12-month Secured Overnight Financing Rate, or the SOFR, or in an alternative publication by the Bank of Israel, with the addition of 0.72%. Grants approved after January 1, 2024, will bear the higher of (i) the 12-month SOFR interest, plus 1% or (ii) a fixed annual interest rate of 4%. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

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

With regard to clinical development activities, we are currently focused on completing the Phase 1 portion of the Phase 1/2 clinical trial of GDA-201 for the treatment of follicular and diffuse large B-cell lymphomas and then winding down the trial. At this time, we do not intend to further develop or commercialize GDA-201 in light of our financial constraints.

On March 27, 2023, with the objective of extending our financial resources, we announced a strategic reprioritization and a workforce reduction plan, which was completed by the end of the second quarter of 2023. We incurred charges of approximately $0.8 million for severance and other employee termination related costs, primarily in the second quarter of 2023.

Selling, general and administrative (SG&A) expenses

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

Financial expenses, net

Financial expenses, net, include our financing expenses from the 2022 Notes and 2021 Notes, the fair value impact on our warrants and 2022 Notes, and financing expenses relating to the issuance of warrants, after deducting financing income from deposits and marketable securities.

Income taxes

We have yet to generate taxable income in Israel, as we have historically incurred operating losses resulting in carry forward tax losses totaling approximately $348.4 million (including capital losses of $1.2 million) as of December 31, 2023. In addition, the US subsidiary has net operating losses carryforward of $56.7 million for federal tax purposes as of December 31, 2023. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We provided a full valuation allowance, to reduce deferred tax assets to their estimated realizable value, since it is more likely than not that all of the deferred tax assets will not be realized.

Analysis of Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	(in thousands)
Net Revenue	$1,784	-
Cost of Sales	1,454	-

Excess capacity (1)	$4,081	-
Research and development expenses, net(1)	24,308	42,692
Selling, general and administrative (1)	44,584	32,301
Other operating expenses	395	-
Total operating loss	73,038	74,993
Financial (income) expenses, net	(10,042)	4,382
Loss	62,996	79,375

(1)	Includes share-based compensation expense as follows:

	Year ended December 31,
	2023	2022
	(in thousands)
Cost of sales	$9	-
Excess capacity	120	-
Research and development expenses, net	1,199	1,890
Selling, general and administrative	4,183	3,151
Total share-based compensation	$5,511	5,041

Net revenue

Net revenue, first recognized in the third quarter of 2023, consisted of six units of Omisirge being delivered to transplant centers in 2023.

Cost of sales

Cost of sales, first recognized in the third quarter of 2023, consists of direct manufacturing and quality costs, including manufacturing depreciation, batch failure expenses, and royalty expenses.

Excess capacity

Excess capacity was $4.1 million in the year ended December 31, 2023, compared to zero expenses in the year ended December 31, 2022. The $4.1 million increase is due to the labor and manufacturing overhead costs incurred, above the amount of these costs absorbed in cost of sales as part of standard costs, because our facility was staffed to produce Omisirge that was not sold during 2023. In 2022, there was no excess capacity and no cost of sales because Omisirge had not yet received marketing approval from the FDA.

Research and development expenses, net

Research and development expenses, net, decreased by approximately $18.4 million to $24.3 million in the year ended December 31, 2023 from $42.7 million in the year ended December 31, 2022. The decrease of $18.4 million was primarily due to change in reporting of $9.4 million, as medical affairs and indirect supply chain and quality related expenses were classified as research and development expenses in 2022 and the first two quarters of 2023, and were reclassified to selling, general and administrative expenses starting in Q3 2023. The remainder of the decrease was primarily due to a decrease in clinical activities relating to the conclusion of our omidubicel Phase 3 clinical trial and the NK related clinical and research and development spend.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by approximately $12.3 million to $44.6 million in the year ended December 31, 2023, from $32.3 million in the year ended December 31, 2022. The increase was attributable mainly to the change in reporting, as certain expenses that were classified as research and development during the entirety of 2022 and the first two quarters of 2023 were reclassified to selling, general and administrative starting in the third quarter of 2023. These expenses include indirect supply chain and quality expenses of $4.4 million (including related personnel costs of $1.9 million), and medical affairs expenses of $2.5 million that consisted primarily of personnel costs of $1.6 million. Additionally, sales and marketing expenses increased by approximately $4.3 to $17.2 million in the year ended December 31, 2023, from $12.9 million in the year ended December 31, 2022. General and administrative expenses increased by approximately $1.1 million to $20.5 million in the year ended December 31, 2023, from $19.4 million in the year ended December 31, 2022. The increase was attributable to higher professional services expenses, which were incurred in part in connection with our April public offering and our business development activities.

In addition, we have annual operating lease obligations related to our Kiryat Gat and Boston facilities in aggregate of $0.9 million, which is included in cost of sales and selling, general and administrative expenses, respectively.

Financial expenses, net

Financial income/expenses, net, was $10.0 million of income in the year ended December 31, 2023, compared to $4.4 million of expenses in the year ended December 31, 2022. The $14.4 million change in financial income was primarily due to $17.5 million of non-cash income related to the valuation of warrants liability, partially offset by an increase of $1.9 million in interest expenses related to the 2022 Note, $0.6 million of non-cash loss related to the valuation of the Company’s secured convertible senior notes issued in December 2022, and $0.5 million of lower interest income.

Critical Accounting Estimates

We have been devoting substantially all of our efforts to support the commercialization of Omisirge and in pursuit of a strategic transaction. In the course of such activities and our research and development activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of December 31, 2023 was $479.8 million and negative cash flows from operating activities during the year ended December 31, 2023 was $79.1 million. We were unsuccessful in our efforts to seek a strategic transaction and as a result, we are undertaking our restructuring process. Based on our assessment of our financial position at the date of issuance of our consolidated financial statements for the year ended December 31, 2023, we believe that our existing capital resources will not be adequate to satisfy our expected liquidity requirements through the end of the second quarter of 2024.

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

Recent Accounting Pronouncements

See note 2 of the accompanying audited consolidated financial statements for the year ended December 31, 2023.

Internal Control over Financial Reporting

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our ordinary shares. Pursuant to Section 404 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an “emerging growth company” under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We have completed the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404 and whether there are any material weaknesses or significant deficiencies in our existing internal controls. Based on this process, our management concluded that our internal controls over financial reporting were effective as of December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the years ended December 31, 2023 and December 31, 2022, we incurred a net loss of $63.0 million and $79.4 million, respectively, and net cash of $79.1 million and $70.4 million, respectively, was used in our operating activities. As of December 31, 2023 and December 31, 2022 we had working capital of $29.3 million and $42.3 million, respectively, and an accumulated deficit of $479.8 million and $416.8 million, respectively. Our principal sources of liquidity as of December 31, 2023 and December 31, 2022 consisted of cash and cash equivalents of $46.6 million and $64.7 million, respectively.

At-the-Market Ordinary Shares Offering

On June 5, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time through Jefferies LLC. Pursuant to the Amended and Restated Open Market Sale Agreement and upon delivery of notice by the Company, Jefferies may sell our ordinary shares under an “at the market offering.” During the year ended December 31, 2023, we sold 40,515,620 ordinary shares for gross proceeds of $44.4 million, resulting in net proceeds of $43.1 million after deducting sales commissions and offering expenses of $1.3 million.

Highbridge Financings

On February 16, 2021, Gamida Cell Inc. sold $75 million of the 2021 Notes to certain funds managed by Highbridge Capital Management, LLC, which funds were accredited investors and qualified institutional buyers. The notes were sold at 100% of the principal amount thereof, are senior unsecured obligations of ours and will accrue interest at a rate of 5.875% per year and are governed by an indenture. Subject to certain limitations, the holders of the notes can elect to exchange the notes for our ordinary shares at an initial exchange rate of 56.3063 shares per $1,000 principal amount of notes (equivalent to an exchange price of $17.76 per share). The sale was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act. In connection with our restructuring process, all of the $75 million outstanding principal amount (plus accrued and unpaid interest, fees and expenses) under the 2021 Notes will be exchanged for all of the equity interests to be issued to Highbridge in the newly reorganized company.

On December 12, 2022, we and our wholly owned subsidiary, Gamida Cell Inc., entered into the Loan Agreement, pursuant to which Gamida Cell Inc. borrowed an aggregate principal amount of $25.0 million through the issuance and sale of the 2022 Note to a fund managed by Highbridge Capital Management, LLC. The 2022 Note is exchangeable, at the option of the lenders, into our ordinary shares at an exchange rate of 0.52356 ordinary shares per $1.00 principal amount, together with a make-whole premium equal to all accrued and unpaid and remaining coupons due through the maturity date. The exchange rate is subject to adjustment in the event of ordinary share dividends, reclassifications and certain other fundamental transactions affecting the ordinary shares. We have fully and unconditionally guaranteed the obligations of Gamida Cell Inc. under the Loan Agreement and the 2021 Note and the obligations are secured by substantially all of our and our subsidiary’s assets. The 2022 Note will mature on December 12, 2024, unless earlier repurchased, redeemed or exchanged in accordance with the terms, and bear interest at the annual rate of 7.50%, payable on a quarterly basis, with the interest rate increasing to 12.00% at any time upon any event of default under the Loan Agreement or certain failures to register the resale of the ordinary shares issuable pursuant to the Note. As part of our restructuring process, we expect that Highbridge will provide a new secured debt facility on completion of the restructuring that will include the remaining principal amount under the 2022 Note.

The indenture Loan Agreement both contain customary representations and warranties and covenants, including a $20.0 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants terminate with respect to the Loan Agreement when less than $5.0 million of principal amount is outstanding under the 2022 Notes.

Capital Resources

Overview

Through December 31, 2023, we have financed our operations primarily through private placements and public offerings of equity securities, the 2021 Notes, the 2022 Notes and through the grants received from the IIA. We also have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time under an “at the market offering” through Jefferies LLC, or our ATM facility. During the year ended December 31, 2022, we sold 1,540,165 ordinary shares for gross proceeds of $4.4 million, resulting in net proceeds of $4.2 million after deducting sales commissions and offering expenses of $0.2 million under our ATM facility. During the year ended December 31, 2023, we sold 40,515,620 ordinary shares for net proceeds of $43.1 million, after deducting sales commissions under our ATM facility. In addition, on April 19, 2023, we entered into an underwritten public offering of 17,500,000 ordinary shares and 17,500,000 accompanying warrants at a public offering price of $1.30 per ordinary share and accompanying warrant with Piper Sandler & Co., for net proceeds of $20.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Cash flows

The following table summarizes our statement of cash flows for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in)
Operating activities	$(79,120)	(70,423)
Investing activities	(810)	34,044
Financing activities	61,772	45,144

Net cash used in operating activities

The cash used in operating activities during the aforementioned periods resulted primarily from our net losses incurred during such periods, as adjusted for non-cash charges and measurements and changes in components of working capital. Adjustments to net losses for non-cash items include fair value changes to the 2022 Note and warrants liability, share based compensation, accrued expenses and current liabilities, operating lease right-of-use assets and operating lease liabilities.

Net cash used in operating activities was $79.1 million during the year ended December 31, 2023, compared to $70.4 million used in operating activities during the year ended December 31, 2022. The $8.7 million increase in cash used was attributable primarily due to the adoption of more timely pay cycles.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $(0.8) million during the year ended December 31, 2023, compared to $34.0 million provided by investing activities during the year ended December 31, 2022. The $34.8 million decrease is primarily related to a decrease of marketable securities used to fund ongoing operating activities, as all marketable securities held by the Company were sold during 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $61.8 million during the year ended December 31, 2023, compared to $45.1 million during the year ended December 31, 2022. The $16.7 million increase is primarily related to net proceeds received from the issuance of ordinary shares and warrants in the April 2023 underwritten public offering and the issuance of shares through the ATM facility in 2023.

Funding Requirements

Although it is difficult to predict future liquidity requirements, we believe that our current total existing funds will not be sufficient to support our ongoing operating activities, including the restructuring process, through the end of the second quarter of 2024. These conditions raise substantial doubt about our ability to continue as a going concern, and we have undertaken our restructuring process to maximize value for our stakeholders. If we complete our restructuring process as currently contemplated, by the end of the second quarter of 2024, we will exist as a private operating company that is wholly owned by Highbridge. If we are unable to complete our restructuring process by the end of the second quarter of 2024, we will likely enter involuntary restructuring proceedings in Israel.

For more information as to the risks associated with our operational needs, see “Item 1A: Risk Factors – Risks Related to Our Financial Position and Restructuring Process.”

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Our audited consolidated financial statements for the years ended December 31, 2023 and 2022 are incorporated herein by reference to pages F-1 to F-30 at the end of this report and the supplementary data is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in, or disagreements with our principal independent accountants.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in this annual report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

Because we are a non-accelerated filer, this annual report does not include an attestation report of our registered public accounting firm.

Cybersecurity

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factor and Item 1C. Cybersecurity in this Annual Report on Form 10-K, including “—If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9b. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On March 26, 2024, we engaged Ms. Coelho as an independent contractor pursuant to a Third Amended & Restated Consulting Agreement, which becomes effective April 1, 2024, referred to individually as the Third A&R Consulting Agreement, and together with the Second A&R Consulting Agreement, the Consulting Agreements. The Third A&R Consulting Agreement extends the term of Ms. Coelho’s engagement through June 30, 2024.

Pursuant to the Second A&R Consulting Agreement, Ms. Coelho is eligible to earn a retention bonus of $100,000 if she remains continuously engaged with the Company through March 31, 2024. Pursuant to the Third A&R Consulting Agreement, Ms. Coelho will be eligible to earn a retention payment of $100,000 if she remains continuously engaged by the Company under the Third A&R Consulting Agreement through the earlier of (i) June 30, 2024, or (ii) the date the Company terminates the Third A&R Consulting Agreement without cause upon or following the (X) filing of a pleading to commence a dissolution, insolvency or restructuring proceeding in an Israeli court, or (Y) closing of a change of control transaction.

Item 9c. Disclosure Regarding Foreign Jurisdiction That Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.

The table below sets forth our directors and executive officers as of March 15, 2024. The business address for each of our executive officers and directors is c/o 116 Huntington Avenue, 7th Floor, Boston, Massachusetts 02116.

Name	Age	Position
Abigail Jenkins	48	Director, Chief Executive Officer and President
Terry Coelho	62	Chief Financial Officer
Michele Korfin	52	Chief Operating and Chief Commercial Officer
Ronit Simantov	59	Chief Medical and Chief Scientific Officer
Josh Patterson	48	General Counsel and Chief Compliance Officer
Julian Adams	69	Director
Stephen T. Wills	67	Director
Kenneth I. Moch	69	Director
Shawn C. Tomasello	65	Chairwoman of the Board of Directors
Ivan Borrello	60	Director

Executive Officers

Abigail Jenkins has served as our Chief Executive Officer, President and on our board of directors since September 2022. Ms. Jenkins brings over 20 years of leadership experience in the biopharmaceutical industry delivering life-enhancing therapies from research to commercialization for patients in need. From March 2021 through August 2022, Ms. Jenkins served as Chief Commercial and Business Officer of Lyndra Therapeutics, Inc., where she established and led global commercial, business development, corporate strategy and portfolio management across multiple therapeutic areas. From May 2018 to March 2021, Ms. Jenkins served as Senior Vice President and head of the Vaccines Business Unit of Emergent BioSolutions Inc., where she oversaw the company’s largest therapeutic division from discovery through commercialization. From June 2016 to May 2018, Ms. Jenkins served as Chief Commercial Officer and U.S. business head of Aquinox Pharmaceuticals, Inc. (now Neoleukin Therapeutics, Inc.). Ms. Jenkins holds a B.A. in psychology and biology from Indiana University Bloomington and a M.S. in biotechnology and biotech business enterprise from The Johns Hopkins University, and completed the Executive Scholar Program in General Management, Business & Leadership from Northwestern University’s Kellogg School of Management. In September 2022, she was recognized by PharmaVoice as one of the top 100 Most Inspiring Leaders, Disrupter category, for change-agents who are defining excellence in leadership in the biopharma industry. We believe Ms. Jenkins is qualified to serve on our board of directors because of her extensive executive leadership experience at biotechnology companies.

Terry Coelho has served as the Company’s Chief Financial Officer since May 2023. Ms. Coelho has more than 35 years of experience in management and across all areas of finance at public and private companies in multiple sectors, including pharmaceuticals. She most recently served as Executive Vice President, Chief Financial Officer and Chief Business Development Officer for CinCor Pharma, Inc., a clinical-stage cardiorenal therapeutics company, from November 2021 through November 2022 having led the company’s initial public offering and preparation for the company’s eventual sale to AstraZeneca. Prior to that, from January 2019 to October 2021, Ms. Coelho was the Executive Vice President and Chief Financial Officer at BioDelivery Sciences International, Inc., a commercial-stage specialty pharmaceutical company acquired by Collegium Pharmaceuticals in 2022. Prior to that, Ms. Coelho served in executive roles at Balchem Corporation and at Diversey, Inc., which was acquired by Bain Capital L.P. Ms. Coelho also previously served in a series of senior financial and executive roles at Sealed Air Corporation, Mars, Inc. and Novartis Pharmaceuticals, where for seven years she held roles of increasing responsibility including as finance lead for the oncology hematology franchise and later leading global oncology development finance. Ms. Coelho is a member of the boards of directors of First Wave Biopharma Inc. (Nasdaq: FWBI), HOOKIPA Pharma Inc. (Nasdaq: HOOK) and Inotiv (Nasdaq: NOTV). Ms. Coelho is a founding advisory board member of the CFO Leadership Council (Charlotte and Raleigh chapters) and has previously served on the advisory boards for Northeastern University’s M.B.A. Finance Track and for the University of North Carolina at Charlotte Women in Business. She graduated summa cum laude with a B.A. in International Relations and in Economics from The American University School of International Service in Washington, D.C. and earned her M.B.A. in Finance from the Instituto Brasileiro de Mercado de Capitais (IBMEC) in Rio de Janeiro, Brazil.

Michele Korfin has served as our Chief Operating and Chief Commercial Officer since August 2020. Prior to joining Gamida Cell, Ms. Korfin served as Chief Operating Officer at TYME Technologies, Inc., a biotechnology company focused on therapeutic candidates that target cancer metabolism, from 2018 until 2020. From 2016 until 2018, she was Vice President of Market Access at Kite Pharma, Inc., or Kite, a biotechnology company engaged in the development of cancer immunotherapy products that is now part of Gilead Sciences. At Kite, she oversaw the market access strategy, including payer relations, reimbursement and government affairs for Yescarta®, the first approved CAR-T therapy in lymphoma. She also worked closely with the manufacturing and supply chain teams at Kite to prepare for FDA approval and commercialization. Before joining Kite, Ms. Korfin spent more than a decade at Celgene Corporation (now part of Bristol Myers Squibb) in a variety of key strategic and operational roles, including overseeing the global development programs for Revlimid® in lymphoma and chronic lymphocytic leukemia. She also led Celgene Corporation’s oncology sales force of over 120 representatives responsible for Abraxane®, which is now a standard of care in pancreatic cancer. Ms. Korfin serves on the board of directors of Organogenesis Holdings Inc. (Nasdaq: ORGO). Ms. Korfin holds a B.S. in pharmacy from Rutgers University and an M.B.A. from Harvard Business School. She is a Registered Pharmacist in New Jersey. She is also on the Board of Trustees of BioNJ, the organization that represents the biotechnology industry for New Jersey.

Ronit Simantov, M.D. has served as our Chief Medical Officer and Chief Scientific Officer since July 2017, bringing more than 20 years of experience in hematology and oncology research, development, registration and product launch to our company. Prior to joining Gamida Cell, Dr. Simantov served as Head of Oncology Global Medical Affairs at Pfizer Inc., where she was responsible for multiple programs including Sutent® (sunitinib), Inlyta ® (axitinib), Ibrance® (palbociclib), Bosulif® (bosutinib) and Xalkori ® (crizotinib). Prior to that, Dr. Simantov led Phase 1-3 studies as Vice President of Clinical Research for OSI Pharmaceuticals and as Chief Medical Officer for CuraGen Corporation (acquired by Celldex) where she led development of small molecules and antibody drug conjugates. Previously at Bayer HealthCare Pharmaceuticals, Ronit led the Phase 3 study of Nexavar® (sorafenib) resulting in the first approval of a tyrosine kinase inhibitor in renal cell carcinoma. Dr. Simantov serves on the board of directors of Tempest Therapeutics, Inc. (Nasdaq: TPST). Prior to joining industry, Dr. Simantov spent seven years on the academic faculty at Weill Medical College of Cornell University, where she directed the fellowship program and conducted angiogenesis and vascular biology research. Dr. Simantov has authored over 40 peer-reviewed manuscripts. Dr. Simantov holds a B.A. from Johns Hopkins University and an M.D. from New York University School of Medicine. Dr. Simantov completed a residency in internal medicine at New York Hospital Cornell Medical Center, and a fellowship in hematology and oncology at Weill Cornell Medicine.

Josh Patterson has served as our General Counsel and Chief Compliance officer since August 2021, bringing more than 20 years of experience serving as in-house counsel in the biopharmaceutical industry. Prior to joining Gamida Cell, from March 2020 until August 2021, Mr. Patterson served as General Counsel for Akcea Therapeutics, Inc., a biotechnology company that merged with Ionis Pharmaceuticals, Inc. in 2020, where he was responsible for Akcea’s global legal matters, including strategic transactions and providing legal advice and counsel to the management team and board of directors. He also served as Akcea’s Vice President, Legal and Corporate Secretary between March 2018 and March 2020. Prior to joining Akcea, Mr. Patterson served in various leadership positions at Ionis Pharmaceuticals, Inc., a biotechnology company that specializes in discovering and developing RNA-targeted therapeutics, most recently serving as Executive Director and Deputy General Counsel. Mr. Patterson holds a B.S. from Carthage College and a J.D. from the Syracuse University College of Law.

Non-Employee Directors

Julian Adams, Ph.D., has served on our board of directors since August 2016 and retired from his role as Chief Executive Officer of Gamida Cell in 2022 after five years of leadership for our company. Dr. Adams has more than 40 years of oncology research, development and leadership experience. Dr. Adams is currently Stand Up To Cancer’s® (SU2C) President and Chief Executive Officer. He previously served as the organization’s first-ever Chief Science Officer, where he led the development of strategic research priorities to enhance SU2C’s research portfolio and worked closely with the Scientific Advisory Committee on research funding allocation. Previously, Dr. Adams served as President and Chief Scientific Officer at Clal Biotechnology Industries, President of Research and Development at Infinity Pharmaceuticals and Senior Vice President of Drug Discovery and Development at Millennium Pharmaceuticals. He has also held senior leadership roles in research and development at LeukoSite and ProScript. . Dr. Adams has previously served on the boards of directors of numerous biotechnology companies, and currently serves as the chairman of the board of directors of Elicio Therapeutics Inc. (Nasdaq:ELTX). Dr. Adams holds a B.S. from McGill University and a Ph.D. from the Massachusetts Institute of Technology in the field of synthetic organic chemistry. We believe Dr. Adams is qualified to sit on our board of directors because of his extensive leadership experience in oncology research and development and his knowledge of our company.

Kenneth I. Moch has served on our board of directors since July 2016. Mr. Moch has more than 35 years of experience in managing and financing biomedical technologies, and has played a key role in building five life science companies. He currently serves as president of Euclidean Life Science Advisors, LLC, where he provides management and advisory services for early-stage biotechnology companies. From 2016 to 2020, Mr. Moch served as the president and Chief Executive Officer of Cognition Therapeutics, Inc., a company developing therapies for Alzheimer’s disease. He previously was the managing partner of The Salutramed Group, LLC, and served as the Chief Executive Officer of several life sciences companies, including of Chimerix, Inc., an antiviral therapeutics company focused on stem cell transplantation, and Biocyte Corporation, which pioneered the use of cord blood stem cell storage and transplantation. He began his career in biotech as a co-founder of The Liposome Company, the first lipid nanoparticle company. Mr. Moch also serves as a director of Zynerba Pharmaceuticals, Inc. (Nasdaq: ZYNE). In the public policy arena, Mr. Moch served for over 15 years as a member of the governing board of the Biotechnology Innovation Organization, or BIO, including serving as Chair of BIO’s Bioethics Committee and is a previous Chairman of BioNJ. He is a founding member of the New York University Working Group on Compassionate Use and Pre-Approval Access, and a Faculty Affiliate of the Division of Medical Ethics, Department of Population Health, NYU School of Medicine. Mr. Moch holds an A.B. in biochemistry from Princeton University and an M.B.A. with emphasis in finance and marketing from the Stanford Graduate School of Business. We believe Mr. Moch is qualified to serve on our board of directors because of his experience serving as the chief executive officer of several biotechnology companies.

Shawn Tomasello has served on our board of directors since June 2019 and was appointed as Chairwoman of our board of directors in March 2023. She brings over 35 years of experience in building and leading successful biotech and pharmaceutical companies. Previously, she served as Chief Commercial Officer of Kite. Prior to joining Kite, Ms. Tomasello was Chief Commercial Officer of Commercial and Medical Affairs at Pharmacyclics, now part of AbbVie. Ms. Tomasello has also held senior leadership positions at Genentech and Celgene Corporation. Early in her career she gained valuable experience at Pfizer Laboratories, Miles Pharmaceuticals, Inc. and Proctor & Gamble Company. Ms. Tomasello currently serves on the board of directors of Cabaletta Bio Inc. (Nasdaq: CABA), 4D Molecular Therapeutics, Inc. (Nasdaq: FDMT) and AlloVir, Inc. (Nasdaq: ALVR). She previously served on the board of directors of TCR2 Therapeutics Inc. (Nasdaq: TCRR) from February 2021 until June 2023. Ms. Tomasello holds a B.S. in marketing from the University of Cincinnati and an M.B.A. from Murray State University, Kentucky. We believe Ms. Tomasello is qualified to serve on our board of directors because of her service on other boards of directors of biotechnology companies and her executive leadership experience.

Stephen T. Wills has served on our board of directors since June 2019. Mr. Wills currently serves as the Chief Financial Officer (since 1997), and Chief Operating Officer (since 2011), of Palatin Technologies, Inc., a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Mr. Wills has served on the boards of directors of MediWound Ltd. (Nasdaq: MDWD) since April 2017. He also served on the board of directors of Amryt Pharma, plc (Nasdaq: AMYT), from September 2019 through April 2023, when the company was acquired by Chiesi Farmaceutici. . Mr. Wills also served on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school, from 2014 to June 2023, and as its Chairman from June 2018 to June 2023. Mr. Wills, a certified public accountant, holds a B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University. We believe Mr. Wills is qualified to serve on our board of directors because of his extensive experience in the finance organizations and on the boards of directors of other biotechnology companies.

Ivan Borrello, M.D., has served on our board of directors since June 2022. Dr. Borrello has served as Medical Director of the Myeloma, Bone Marrow Transplant and Cell Therapies program at the Tampa General Hospital Cancer Institute since December 2022. Prior to that, from 2008 to 2022, Dr. Borrello was an Associate Professor of Oncology at the Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins University School of Medicine, where he was also an Attending Physician and Director of the Cellular Therapeutics and Multiple Myeloma programs. Dr. Borrello is a co-founder of WindMIL Therapeutics where he has served as senior clinical advisor since 2014, and is a co-founder of Meridian Therapeutics where he has served as senior clinical advisor since 2021. From 2001 to 2008, he was an Assistant Professor of Immunotherapy and Hematopoiesis, Hematologic Malignancies at Johns Hopkins Oncology Center. He did his Fellowship in Oncology at Johns Hopkins University and completed his Residency in Internal Medicine at the University of Chicago. Dr. Borrello holds a B.A. in biology from Catholic University and an M.D. from the Medical College of Virginia. We believe Dr. Borrello is qualified to sit on our board of directors because of his expertise in bone marrow transplant and cell therapy treatments.

Diversity of the Board of Directors.

Board Diversity Matrix (As of March 27, 2024)
Total Number of Directors	6

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	1	-	-
White	2	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	1	-	-	-
Did Not Disclose Demographic Background	-	-	-	-

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the reports filed with the SEC and written representations that no other reports were required under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements were met during the 2023 fiscal year.

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

(ii)	the Class II director is Kenneth I. Moch and his term will expire at the annual general meeting of the shareholders to be held in 2026 and when his successor is elected and qualified; and

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

In addition, under the Companies Law, our board of directors must determine the minimum number of directors who are required to have financial and accounting expertise. Under applicable regulations, a director with financial and accounting expertise is a director who, by reason of his or her education, professional experience and skill, has a high level of proficiency in and understanding of business accounting matters and financial statements. He or she must be able to thoroughly comprehend the financial statements of the listed company and initiate debate regarding the manner in which financial information is presented. In determining the number of directors required to have such expertise, the board of directors must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our board of directors has determined that we require at least one director with the requisite financial and accounting expertise and that Stephen T. Wills has such financial and accounting expertise.

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

Nominating and corporate governance committee

Our nominating and corporate governance committee consists of Kenneth Moch, Ivan Borrello and Shawn Tomasello. Mr. Moch serves as chairperson of the committee. The function of the nominating and corporate governance committee is described in the approved charter of the committee and includes, among other things: (a) identifying, reviewing and evaluating candidates to serve as members of the board of directors; (b) recommending nominees for election as directors, and reviewing and evaluation of incumbent members of the board of directors; (c) making recommendations to the board of directors regarding corporate governance guidelines and matters; and (d) overseeing all aspects of our corporate governance functions and ethical conduct.

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

Under the Companies Law, an “extraordinary transaction” which requires approval is defined as any of the following:

a transaction other than in the ordinary course of business;

a transaction that is not on market terms; or

a transaction that may have a material impact on the company’s profitability, assets or liabilities.

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

an amendment to the articles of association;

an increase in the company’s authorized share capital;

a merger; and

the approval of related party transactions and acts of office holders that require shareholder approval.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below provides information with respect to the fiscal years ended December 31, 2023 and December 31, 2022 regarding the compensation of the principal executive officer and the two most highly paid executive officers at the end of fiscal year 2023. In addition, the table below reflects the compensation granted to our five most highly compensated office holders (as defined in the Companies Law) during or with respect to the year ended December 31, 2023 and 2022. Such executive officers and office holders are referred to herein as our Covered Executives.

Name and Principal Position	Year	Salary ($)	Share Awards(1) ($)	Option Awards(1) ($)	Nonequity Incentive Plan Compensation ($)	Total ($)
Abigail Jenkins	2023	570,833	246,979	431,496	115,000	1,364,309
Chief Executive Officer(2)	2022	156,538	52,664	101,793	—	310,996

Terry Coelho(3)	2023	1,049,098	—	6,609	—	1,055,707
Chief Financial Officer	2022	—	—	—	—	—

Michele Korfin(4)	2023	477,250	252,768	510,748	439,780	1,680,546
Chief Operating and Commercial Officer	2022	454,964	193,079	434,208	150,500	1,232,751

Ronit Simantov(5)	2023	477,250	223,792	211,851	427,430	1,340,323
Chief Medical and Chief Scientific Officer	2022	457,160	189,710	245,237	135,150	1,027,257

Josh Patterson	2023	441,667	144,449	184,399	391,000	1,161,515
General Counsel and Chief Compliance Officer	2022	396,667	105,600	139,939	82,000	724,206

(1)	For further information about the assumptions used for the valuation of the Share Awards and Option Awards, see Note 11 to Consolidated Financial Statements elsewhere in this Annual Report.

(2)	Ms. Jenkins joined us as President, Chief Executive Officer and Director, effective September 19, 2022. The non-equity incentive compensation Ms. Jenkins received in 2023 is comprised of her performance-based annual bonus.

(3)	Ms. Coelho joined us as Chief Financial Officer in May 2023 and is compensated under a consulting arrangement at the rate of $500 per hour for services rendered.

(4)	In 2023, the non-equity incentive compensation Ms. Korfin received was comprised of a performance-based annual bonus of $183,000 and retention bonuses of $256,780. In 2022, the non-equity incentive compensation Ms. Korfin received was comprised of a performance-based annual bonus of $86,000 and retention bonuses of $64,500.

(5)	In 2023, the non-equity incentive compensation Dr. Simantov received was comprised of a performance-based annual bonus of $177,000 and retention bonuses of $250,430. In 2022, the non-equity incentive compensation Dr. Simantov received was comprised of $77,000 performance-based annual bonus and retention bonuses of $58,150.

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

To that end, our program is designed, where possible:

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

Annual Base Compensation

We have entered into agreements with each of our Covered Executives that establish annual base compensation, which are generally reviewed and approved in the first quarter of the fiscal year by our compensation and talent committee. Annual base salaries or fees are intended to provide a fixed component of compensation to our Covered Executives, in order to compensate our Covered Executives for the satisfactory performance of their duties, reflecting their experience, expertise, roles and responsibilities.

Base compensation for our Covered Executives have generally been set at levels deemed necessary to attract and retain individuals with superior talent. Merit-based increases to compensation are based on our chief executive officer’s assessment of the individual executive’s performance, the recommendations made by the chief executive officer and the competitive market in which we operate for talent.

The following table presents the annual base salaries or fees earned by each of our Covered Executives during the fiscal years ended 2023 and 2022, respectively, as determined by the board of directors or compensation and talent committee, as applicable:

Name and Title	2023 Base Salary ($)	2022 Base Salary ($)
Abigail Jenkins – Chief Executive Officer(1)	575,000	156,538
Terry Coelho – Chief Financial Officer(2)	1,049,098	—
Michele Korfin – Chief Operating and Commercial Officer	480,700	460,000
Joshua Patterson – General Counsel	450,000	400,000
Dr. Ronit Simantov – Chief Medical and Chief Scientific Officer	480,700	460,000

(1)	Ms. Jenkins’s employment with us commenced on September 19, 2022. Pursuant to the terms of Ms. Jenkins’s employment agreement dated September 18, 2022, or the Jenkins Employment Agreement, Ms. Jenkins had an annual base salary of $550,000 in 2022 and her base salary amount for 2022 was a pro-rated amount for the partial year of service.

(2)	Ms. Coelho’s engagement with us commenced on May 22, 2023. Ms. Coelho is compensated under a consulting arrangement at the rate of $500 per hour for services rendered.

Annual Incentive Compensation

Our Covered Executives, excluding Ms. Coelho, are eligible to receive annual incentive compensation based on the satisfaction of individual and corporate performance objectives established by the Board of Directors. Each named executive office has a target annual incentive opportunity, calculated as a percentage of annual base compensation, and may earn more or less than the target amount based on our Company’s and his or her individual performance. The 2023 target annual incentive opportunity for each of our Covered Executives is set forth below:

Named Executive Officer	Target Bonus % of Salary	Target Bonus ($)
Abigail Jenkins	50%	287,500
Terry Coelho	—%	—
Michele Korfin	40%	192,280
Josh Patterson	40%	180,000
Dr. Ronit Simantov	40%	192,280

On January 31, 2024, the board of directors, upon recommendation of the compensation and talent committee, approved the annual incentives to be paid to the Covered Executives for performance in 2023 consistent with our compensation policy for executive officers and directors, which amounts are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above. The board of directors determined that the corporate goals had been achieved at 65% of the overall target, and that as a baseline, the achievement of the corporate goals and individual goals would account for 75% and 25%, respectively, of each named executive officer’s 2023 annual incentive payout (other than the President and Chief Executive Officer, Abigail Jenkins). With respect to Ms. Jenkins, the board of directors determined that as a baseline, the achievement of the corporate goals and individual goals would account for 100% and 0%, respectively, of her 2023 annual incentive payout. In light of the Company’s current financial situation, and to maximize the allocation of the 2023 annual merit budget to non-executive employees for their 2024 annual salary increases, each of the named executive officers has agreed to forego any base salary increase for 2024.

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

In 2023, we granted a blend of options, RSUs and restricted share unit awards to our Covered Executives. We believe this blended approach will enable us to deliver competitive equity awards and enhances the retention of key talent.

Retirement Benefits and Other Compensation

Our Covered Executives did not participate in, or otherwise receive any benefits under, any pension, retirement or deferred compensation plan sponsored by us during 2023 or 2022, except for customary 401(k) matching contribution for our U.S. based Covered Executives. Our Covered Executives are eligible to participate in our benefit programs on the same basis as all employees of our Company. We generally do not provide perquisites or personal benefits to our Covered Executives except in limited circumstances, and we did not provide any perquisites or personal benefits to our Covered Executives in 2023 or 2022.

Agreements with Our Covered Executives and Potential Payments upon Termination or Change in Control

We have entered into an agreement with each of our Covered Executives that provides for the basic terms of their employment or engagement with us, including cash compensation, annual incentive opportunity and equity grants, as well as certain severance and change of control benefits. Each of our Covered Executives other than Ms. Coelho is employed at will and may be terminated at any time for any reason.

Abigail Jenkins

We entered into an at-will employment agreement with Ms. Jenkins on September 18, 2022, as amended on March 12, 2024. Under the terms of her employment agreement, Ms. Jenkins is eligible to receive a base salary of $575,000 with an annual target incentive opportunity of up to 50% of her annual base salary. In connection with her employment agreement, Ms. Jenkins entered into a covenant not to disclose our confidential information during her employment term and an assignment of intellectual property rights. Ms. Jenkins is also subject to a non-competition provision for a period of 6 months from her last day of employment in the event of her separation from the Company following a termination of her employment for any reason.

Potential Payments Upon Termination or Acceleration Upon Change in Control

Ms. Jenkins’s employment may be terminated (a) by us at any time for cause (as defined in her employment agreement), or (b) by us or Ms. Jenkins for any reason. In the event of Ms. Jenkins’s resignation for any reason or a termination by the Company without cause, the terminating party will give the other party one month’s notice of such termination. The Company has the right to determine whether or not Ms. Jenkins will attend work during the one month notice period, but in either case, Ms. Jenkins shall be entitled to receive her base salary in effect, less applicable deductions and withholdings, during the one month notice period.

If Ms. Jenkins’s employment is terminated without cause or Ms. Jenkin terminates her employment for any reason, then Ms. Jenkins will receive a payment equal to the sum of the base salary through the date of termination, reimbursement for approved but unpaid business expenses through the date of termination, fully earned and declared (by the board of directors of Gamida Cell Ltd.) annual target bonus (as defined in Ms. Jenkins’s employment agreement) as of the date of termination which was not paid yet, any other amount and/or entitlement owed to her pursuant to applicable law upon such termination, and, if applicable, the non-compete payments as described in Ms. Jenkins’s employment agreement. Specifically, if Ms. Jenkins’s employment is terminated without cause or Ms. Jenkins terminates her employment for good reason (each, as defined in Ms. Jenkins’ employment agreement), then subject to certain conditions, Ms. Jenkins will be entitled to receive a non-compete payment of (i) a lump sum equal to 9 months of Ms. Jenkins’s annual base salary, less applicable deductions and withholdings and less any severance pay-related amounts (if any) then paid, payable or accrued and released to or for his benefit, and (ii) a lump sum equal to the cash value of 9 months of Ms. Jenkins’s applicable COBRA premiums, less applicable deductions and withholdings; provided, however, Ms. Jenkins will be eligible to receive an amount equal to the cash value of up to 10 months of her applicable COBRA premiums, less applicable deductions and withholdings, in the event the Company waives all or part of the one month notice period described above.

In the event of a change in control of the Company, if Ms. Jenkins’s employment is terminated by the Company without cause, or if she resigns on account of good reason (each, as defined in Ms. Jenkins’s employment agreement), in each case within 12 months following such change in control, then any options and other equity awards of the Company that have been granted to Ms. Jenkins prior to the change in control and are outstanding as of the date of termination shall fully vest and become exercisable on such date in accordance with the terms of the applicable plans.

Any rights to a transaction bonus were voided pursuant to Ms. Jenkins’s amended employment agreement.

Terry Coelho

We engaged Ms. Coelho as an independent contractor pursuant to a Second Amended & Restated Consulting Agreement, which became effective on December 31, 2023, or the Second A&R Consulting Agreement. Under the terms of the Second A&R Consulting Agreement, Ms. Coelho will be engaged until March 31, 2024, unless the agreement is terminated by either party prior thereto by giving 30 days advance written notice, or a material breach of the agreement occurs and is not cured within a 10 day notice period.

On March 26, 2024, we engaged Ms. Coelho as an independent contractor pursuant to a Third Amended & Restated Consulting Agreement, which becomes effective April 1, 2024, referred to individually as the Third A&R Consulting Agreement, and together with the Second A&R Consulting Agreement, the Consulting Agreements. The Third A&R Consulting Agreement extends the term of Ms. Coelho’s engagement through June 30, 2024.

Under the Consulting Agreements, Ms. Coelho is compensated by a consulting fee at the rate of $500.00 per hour. The Company and Ms. Coelho expect that Ms. Coelho will provide services for at least 40 hours per week, but no more than 60 hours in a given week without commercially reasonably efforts to obtain prior express authorization of the Company’s Chief Executive Officer. In connection with the Consulting Agreements, Ms. Coelho entered into a covenant not to disclose our confidential information during her engagement, an assignment of intellectual property rights, and is subject to non-solicitation provisions during her engagement for a period of 12 months thereafter.

Potential Payments Upon Termination or Change in Control

Ms. Coelho is not eligible for any payments upon termination or Change in Control.

Ms. Coelho was awarded options to purchase 10,000 ordinary shares of the Company pursuant to the Company’s 2017 Share Incentive Plan, which options will vest on the earlier of a change of control transaction, on the one hand, or May 22, 2024, on the other.

Retention Payments

Pursuant to the Second A&R Consulting Agreement, Ms. Coelho is eligible to earn a retention bonus of $100,000 if she remains continuously engaged with the Company through March 31, 2024. Pursuant to the Third A&R Consulting Agreement, Ms. Coelho will be eligible to earn a retention payment of $100,000 if she remains continuously engaged by the Company under the Third A&R Consulting Agreement through the earlier of (i) June 30, 2024, or (ii) the date the Company terminates the Third A&R Consulting Agreement without cause upon or following the (X) filing of a pleading to commence a dissolution, insolvency or restructuring proceeding in an Israeli court, or (Y) closing of a change of control transaction.

Michele Korfin

We entered into an at will employment agreement with Ms. Korfin on July 20, 2020, as amended most recently on March 12, 2024. Under the terms of her employment agreement, Ms. Korfin is eligible to receive a base salary of $480,700 and an annual target incentive opportunity of up to 40% of her annual base salary. In connection with her employment agreement, Ms. Korfin entered into a covenant not to disclose our confidential information during her employment term and an assignment of intellectual property rights. Ms. Korfin is also subject to a non-competition provision for a period of 6 months from her last day of employment in the event of her separation from the Company following a termination of her employment for any reason.

Potential Payments Upon Termination or Acceleration Upon Change in Control

Ms. Korfin’s employment may be terminated (a) by us at any time for cause (as defined in Ms. Korfin’s employment agreement), or (b) by us or Ms. Korfin for any reason. In the event of Ms. Korfin’s resignation for any reason or a termination by the Company without cause, the terminating party will give the other party one month’s notice of such termination. The Company shall have the right to determine whether or not Ms. Korfin will attend work during the one month notice period, but in either case, Ms. Korfin shall be entitled to receive her base salary in effect, less applicable deductions and withholdings, during the one month notice period.

If Ms. Korfin’s employment is terminated without cause or Ms. Korfin terminates her employment for any reason, then Ms. Korfin will receive a payment equal to the sum of the base salary through the date of termination, reimbursement for approved but unpaid business expenses through the date of termination, fully earned and declared (by the board of directors of Gamida Cell Ltd.) annual target bonus (as defined in Ms. Korfin’s employment agreement) as of the date of termination which was not paid yet, any other amount and/or entitlement owed to her pursuant to applicable law upon such termination, and, if applicable, the non-compete payments as described in Ms. Korfin’s employment agreement. Specifically, if Ms. Korfin’s employment is terminated by the Company at any time without cause, or if she resigns on account of good reason (each, as defined in Ms. Korfin’s employment agreement), then subject to certain conditions, Ms. Korfin will be entitled to receive a non-compete payment of (i) a lump sum equal to 6 months of her base salary, less applicable deductions and withholdings, and (ii) a lump sum equal to the cash value of 6 months of Ms. Korfin’s applicable COBRA premiums, less applicable deductions and withholdings; provided, however, Ms. Korfin will be eligible to receive an amount equal to the cash value of up to 7 months of her applicable COBRA premiums, less applicable deductions and withholdings, in the event the Company waives all or part of the one month notice period described above.

In the event of a change in control of the Company, 50% of any unvested options and 50% of any other unvested equity awards of the Company that have been granted to Ms. Korfin’ will vest as of immediately prior to such change in control, and if Ms. Korfin’s employment is terminated by the Company without cause, or if she resigns on account of good reason (each, as defined in Ms. Korfin’s employment agreement), in each case within 12 months following such change in control, then any options and other equity awards of the Company that have been granted to Ms. Korfin prior to the change in control and are outstanding as of the date of termination shall fully vest and become exercisable on such date in accordance with the terms of the applicable plans.

Retention Payment

Pursuant to a retention bonus and special transaction bonus agreement between the Company and Ms. Korfin, Ms. Korfin received a retention bonus of $192,280.00, in advance of such payment being earned. Ms. Korfin earned the retention bonus by remaining continuously employed by the company through January 30, 2024. Any rights to a transaction bonus were voided pursuant to Ms. Korfin’s amended employment agreement.

Pursuant to Ms. Korfin’s employment agreement, as amended, subject to certain conditions, Ms. Korfin is entitled to receive a lump sum retention bonus of $125,000, less applicable deductions and withholdings, subject to Ms. Korfin being continuously employed through the earlier of (i) 45 days after the closing of change of control (as defined in her employment agreement) or (ii) September 30, 2024. The retention bonus will be paid on the first payroll date following it being earned by Ms. Korfin.

Josh Patterson

We entered into an at-will employment agreement with Mr. Patterson in July 2021, as amended most recently on March 12, 2024. Under the terms of his agreement, Mr. Patterson is eligible to receive a base salary of $450,000 with an annual target incentive opportunity of up to 40% of his annual base salary. In connection with his employment agreement, Mr. Patterson entered into a covenant not to disclose our confidential information during his employment term and an assignment of intellectual property rights. Mr. Patterson is also subject to a non-competition provision for a period of 6 months from his last day of employment in the event of his separation from the Company following a termination of his employment for any reason.

Potential Payments Upon Termination or Acceleration Upon Change in Control

Mr. Patterson’s employment may be terminated (a) by us at any time for cause (as defined in Mr. Patterson’s employment agreement), or (b) by us or Mr. Patterson for any reason. In the event of Mr. Patterson’s termination by us without cause or Mr. Patterson terminates his employment for any reason, we will give Mr. Patterson one month’s notice of such termination, and in the event of Mr. Patterson’s resignation for any reason, he shall give us one month’s notice. The Company shall have the right to determine whether or not Mr. Patterson will attend work during the notice period, but in either case Mr. Patterson shall be entitled to receive his base salary in effect, less applicable deductions and withholdings, during the one month notice period.

If Mr. Patterson’s employment is terminated without cause or Mr. Patterson terminates his employment for any reason, then Mr. Patterson will receive a payment equal to the sum of the base salary through the date of termination, reimbursement for approved but unpaid business expenses through the date of termination, fully earned and declared (by the board of directors of Gamida Cell Ltd.) annual target bonus (as defined in Mr. Patterson’s employment agreement) as of the date of termination which was not paid yet, any other amount and/or entitlement owed to him pursuant to applicable law upon such termination, and, if applicable, the non-compete payments as described in Mr. Patterson’s employment agreement. Specifically, if Mr. Patterson’s employment is terminated without cause or Mr. Patterson terminates his employment for good reason (each, as defined in Ms. Patterson’s employment agreement), then subject to certain conditions, Mr. Patterson will be entitled to receive a non-compete payment of (i) a lump sum equal to 6 months of his base salary, less applicable deductions and withholdings and less any severance pay-related amounts (if any) then paid, payable or accrued and released to or for his benefit, and (ii) a lump sum equal to the cash value of 6 months of Mr. Patterson’s applicable COBRA premiums, less applicable deductions and withholdings; provided, however, Mr. Patterson will be eligible to receive an amount equal to the cash value of up to 7 months of his applicable COBRA premiums, less applicable deductions and withholdings, in the event the Company waives all or part of the one month notice period described above.

In the event of a change in control of the Company, if Mr. Patterson’s employment is terminated by the Company without cause, or if he resigns on account of good reason (each, as defined in Mr. Patterson’s employment agreement), in each case within 12 months following such change in control, then any options and other equity awards of the Company that have been granted to Mr. Patterson’s prior to the change in control and are outstanding as of the date of termination shall fully vest and become exercisable on such date in accordance with the terms of the applicable plans.

Retention Payment

Pursuant to a retention bonus and special transaction bonus agreement between the Company and Mr. Patterson, Mr. Patterson received a retention bonus of $180,000, in advance of such payment being earned. Mr. Patterson earned the retention bonus by remaining continuously employed by the company through January 30, 2024. Any rights to a transaction bonus were voided pursuant to Mr. Patterson’s amended employment agreement.

Pursuant to Mr. Patterson’s employment agreement, as amended, subject to certain conditions, Mr. Patterson is entitled to receive a lump sum retention bonus of $125,000, less applicable deductions and withholdings, subject to Mr. Patterson being continuously employed through the earlier of (i) 45 days after the closing of change of control (as defined in her employment agreement) or (ii) September 30, 2024. The retention bonus will be paid on the first payroll date following it being earned by Mr. Patterson.

Dr. Ronit Simantov

We entered into an at-will employment agreement with Dr. Ronit Simantov in April 2017, as amended most recently on March 14, 2024. Under the terms of her employment agreement Dr. Simantov is eligible to receive a base salary of $480,700 and an annual target incentive opportunity of up to 40% of her annual base salary. ‘In connection with her employment agreement, Dr. Simantov entered into a covenant not to disclose our confidential information during her employment term and an assignment of intellectual property rights. Dr. Simantov is also subject to a non-competition provision for a period of 6 months from her last day of employment in the event of her separation from the Company following a termination of her employment for any reason.

Potential Payments Upon Termination or Acceleration Upon Change in Control

Dr. Simantov’s employment may be terminated (a) by us at any time for cause (as defined in Dr. Simantov’s employment agreement), or (b) by us or Dr. Simantov for any reason. In the event of Dr. Simantov’s termination by us without cause, we will give Dr. Simantov one month’s’ notice of such termination, and in the event of Dr. Simantov’s resignation for any reason, she shall give us one month’s’ notice. The Company shall have the right to determine whether or not Dr. Simantov will attend work during the notice period, but in either case, Dr. Simantov shall be entitled to receive her base salary in effect, less applicable deductions and withholdings, during the one month notice period described herein.

If Dr. Simantov’s employment is terminated without cause or Dr. Simantov terminates her employment for any reason, then Dr. Simantov will receive a payment equal to the sum of the base salary through the date of termination, reimbursement for approved but unpaid business expenses through the date of termination, fully earned and declared (by the board of directors of Gamida Cell Ltd.) annual target bonus (as defined in Dr. Simantov’s employment agreement) as of the date of termination which was not paid yet, any other amount and/or entitlement owed to her pursuant to applicable law upon such termination, and, if applicable, the non-compete payments as described in Dr. Simantov’s employment agreement. Specifically, if Dr. Simantov’s employment is terminated without cause or Dr. Simantov terminates her employment for good reason (each, as defined in Dr. Simantov’s employment agreement), then subject to certain conditions, Dr. Simantov will be entitled to receive a non-compete payment of (i) a lump sum equal to 6 months of her base salary, less applicable deductions and withholdings and less any severance pay-related amounts (if any) then paid, payable or accrued and released to or for her benefit, and (ii) a lump sum equal to the cash value of 6 months of Dr. Simantov’s applicable COBRA premiums, less applicable deductions and withholdings; provided, however, Dr. Simantov will be eligible to receive an amount equal to the cash value of up to 7 months of her applicable COBRA premiums, less applicable deductions and withholdings, in the event the Company waives all or part of the one month notice period described above.

In the event of a change in control of the Company, if Dr. Simantov’s employment is terminated by the Company without cause, or if she resigns on account of good reason (each, as defined in Dr. Simantov’s employment agreement), in each case within 12 months following such change in control, then any options and other equity awards of the Company that have been granted to Dr. Simantov’s prior to the change in control and are outstanding as of the date of termination shall fully vest and become exercisable on such date in accordance with the terms of the applicable plans.

Retention Payment

Pursuant to a retention bonus and special transaction bonus agreement between the Company and Dr. Simantov, Dr. Simantov received a retention bonus of $192,280.00, in advance of such payment being earned. Dr. Simantov earned the retention bonus by remaining continuously employed by the company through January 30, 2024. Any rights to a transaction bonus were voided pursuant to Dr. Simantov’s amended employment agreement.

Pursuant to Dr. Simantov’s employment agreement, as amended, subject to certain conditions, Dr. Simantov is entitled to receive a lump sum retention bonus of $125,000, less applicable deductions and withholdings, subject to Dr. Simantov being continuously employed through the earlier of (i) 45 days after the closing of change of control (as defined in her employment agreement) or (ii) September 30, 2024. The retention bonus will be paid on the first payroll date following it being earned by Dr. Simantov.

Outstanding Equity Awards at Fiscal Year End 2023

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Abigail Jenkins(1)	312,500	687,500	2.22	September 18, 2032	—	—
Abigail Jenkins(2)	71,924	146,030	1.59	February 8, 2033	—	—
Abigail Jenkins(3)	—	—	—	—	167,500	371,850
Abigail Jenkins(4)	—	—	—	—	73,039	116,132
Michele Korfin(5)	406,250	93,750	4.36	August 31, 2030	—	—
Michele Korfin(6)	13,851	6,296	9.51	February 25, 2031	—	—
Michele Korfin(7)	54,687	70,313	2.93	January 28, 2032	—	—
Michele Korfin(2)	61,429	124,721	1.59	February 8, 2033	—	—
Michele Korfin(8)	—	—	—	—	1,120	10,651
Michele Korfin(9)	—	—	—	—	31,257	118,777
Michele Korfin(10)	—	—	—	—	13,936	40,832
Michele Korfin(4)	—	—	—	—	62,304	99,063
Ronit Simantov	186,574	—	4.90	November 16, 2027	—	—
Ronit Simantov	49,400	—	11.01	March 11, 2029	—	—
Ronit Simantov(11)	45,937	3,063	4.70	February 24, 2030	—	—
Ronit Simantov(6)	37,125	16,875	9.51	February 25, 2031	—	—
Ronit Simantov(12)	34,868	44,832	2.93	January 27, 2032	—	—
Ronit Simantov(2)	38,392	77,948	1.59	February 8, 2033	—	—
Ronit Simantov(8)	—	—	—	—	3,000	28,530
Ronit Simantov(9)	—	—	—	—	28,189	107,118
Ronit Simantov(10)	—	—	—	—	8,911	26,109
Ronit Simantov(4)	—	—	—	—	38,927	61,894
Josh Patterson(13)	98,437	76,563	3.80	October 6, 2031	—	—
Josh Patterson(12)	34,081	43,819	2.93	January 27, 2032	—	—
Josh Patterson(2)	41,533	84,327	1.59	February 8, 2033	—	—
Josh Patterson(14)	—	—	—	—	10,000	38,000
Josh Patterson(10)	—	—	—	—	8,710	25,520
Josh Patterson(4)	—	—	—	—	42,210	67,114
Terry Coelho(15)	—	10,000	1.98	June 12, 2033	—	—

(1)	One fourth (1/4th) of the shares subject to the option award vested on September 19, 2023, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(2)	33% of the shares subject to the option award vested or shall vest on each of August 8, 2023 and August 8, 2024, respectively, and 34% of the shares subject to the option award shall vest on August 8, 2025, subject to the Reporting Person’s continuous service through such vesting date.

(3)	The restricted stock unit award shall vest in three equal annual installments on September 19, 2023, September 19, 2024, and September 19, 2025, subject to the officer’s continuous service through such vesting date.

(4)	Represents an RSU award, which vested or shall vest with respect to 33% of the RSUs, on each of August 8, 2023 and August 8, 2024, respectively, and with respect to 34% of the RSUs, on August 8, 2025. The vesting of the RSUs is subject to the individual’s continuous service through each such vesting date.

(5)	One fourth (1/4th) of the shares subject to the option award vested on August 15, 2021, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the Reporting Person’s continuous service through such vesting date.

(6)	One fourth (1/4th) of the shares subject to the option award vested on February 25, 2022, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(7)	One fourth (1/4th) of the shares subject to the option award shall vest on January 28, 2023, and one twelfth (1/12th) of the remaining shares subject to the option award shall vest in equal quarterly installments thereafter, subject to the individual’s continuous service through such vesting date.

(8)	The restricted shares shall vest in three equal annual installments on February 25, 2022, February 25, 2023, and February 25, 2024, subject to the officer’s continuous service through such vesting date.

(9)	20% of the restricted shares shall vested upon the Omisirge BLA acceptance, an additional 30% of the restricted shares shall vested upon BLA approval, and the remaining 50% shall vest on the one-year anniversary of the BLA approval; provided, in each case, that such applicable vesting event actually occurs (which is uncertain and not assured) and subject to the officer’s continuous service through such vesting date.

(10)	The RSU award shall vest in three equal annual installments on January 28, 2023, January 28, 2024, and January 28, 2025, subject to the individual’s continuous service through each such vesting date.

(11)	One fourth (1/4th) of the shares subject to the option award vested on February 24, 2021, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(12)	One fourth (1/4th) of the shares subject to the option award vested on January 28, 2023, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(13)	One fourth (1/4th) of the shares subject to the option award vested on August 30, 2022, and one twelfth (1/12th) of the remaining shares subject to the option award vested or shall vest in equal quarterly installments thereafter, subject to the officer’s continuous service through such vesting date.

(14)	The restricted shares shall vest in three equal annual installments on August 30, 2022, August 30, 2023, and August 30, 2024, subject to the officer’s continuous service through such vesting date.

(15)	This option vests on the earlier of (i) the date of the closing of a Merger/Sale (as such term is defined under the Issuer’s 2017 Share Incentive Plan (as amended)), or (ii) May 22, 2024, so long as, prior to such date, (x) the individual has not terminated without cause the individual’s Consulting Agreement (the “Agreement”) with the Issuer or (y) we have not terminated the Agreement for breach (and such breach has not been cured).

Securities authorized for issuance under equity compensation plans.

The following table summarizes our equity compensation plan information as of December 31, 2023. Information is included for equity compensation plans approved by our shareholders. We do not have any equity compensation plans not approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	8,246,065	3.83	2,455,978
Equity compensation plans not approved by shareholders	—	—	—
Total	8,246,065	3.83	2,455,978

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

2014 Israeli Share Incentive Plan

In November 2014 and December 2014, respectively, the Board adopted and the Company’s shareholders approved the 2014 Israeli Share Incentive Plan, or the 2014 Plan. The 2014 Plan replaced the Company’s 2003 Plan. The Company is no longer granting options under the 2014 Plan because it was superseded by the 2017 Share Incentive Plan, or the 2017 Plan. As of December 31, 2023, no options were outstanding under the 2014 Plan.

2017 Share Incentive Plan

In January 2017 and February 2017, respectively, our board of directors adopted and our shareholders approved our 2017 Plan. The 2017 Plan replaced our 2014 Plan. We are no longer granting options under the 2014 Plan because it was superseded by the 2017 Plan, although previously granted awards remain outstanding. As of December 31, 2023, we had options to purchase 7,109,262 ordinary shares outstanding under the 2017 Plan with a weighted-average exercise price of $3.83. On February 25, 2021 and November 17, 2021, our board of directors and shareholders, respectively, approved an amendment and restatement of the 2017 Plan.

As of December 31, 2023, our amended and restated 2017 Plan had up to 2,455,978 ordinary shares available for issuance. The amended and restated 2017 Plan also contains an “evergreen” provision, which provides for an automatic allotment of ordinary shares to be added every year to the pool of ordinary shares available for grant under the 2017 Plan. Under the evergreen provision, on January 1 of each year (beginning January 1, 2022), the number of ordinary shares available under the 2017 Plan automatically increases by the lesser of the following: (i) 4% of our outstanding ordinary shares on the last day of the immediately preceding year; and (ii) an amount determined in advance of January 1 by the board.

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

As of December 31, 2023, outstanding awards under our Equity Incentive Plans totaled 8,246,065 ordinary shares and 2,455,978 ordinary shares remained available for grant. Of the 1,136,803 outstanding restricted share awards, 933,895 shares were vested as of December 31, 2023. Of the 7,109,262 outstanding options, options to purchase 4,280,279 ordinary shares were vested as of December 31, 2023, with a weighted average exercise price of $4.62 per share, and will expire between March 2, 2027 and November 14, 2033.

Non-Employee Director Compensation

Director Compensation Table

The following table shows for the fiscal year ended December 31, 2023 certain information with respect to the compensation of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Share Awards ($)	Option Awards ($)	Total ($)
Robert I. Blum(1)	14,221	0	1,699	15,920
Julian Adams(2)	58,000	189,510	617,833	865,343
Anat Cohen-Dayag(3)	12,098	932	2,668	15,699
Naama Halevi Davidov(4)	10,393	901	2,720	14,014
Kenneth I. Moch(5)	77,000	43,440	59,329	179,769
Shawn C. Tomasello(6)	94,090	43,440	71,639	209,169
Stephen T. Wills(7)	65,000	63,667	84,429	213,096
Ivan Borrello(8)	56,000	44,187	61,674	161,861
Jeremy Blank(9)	10,330	0	3,705	14,035

(1)	Mr. Blum resigned from the board of directors on March 17, 2023. He was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares. In addition, in recognition of his extraordinary contributions to our company, Mr. Blum received a (i) grant of options to purchase 28,300 ordinary shares and (ii) 14,200 restricted shares. Such awards returned to the plan as they did not vest prior to his departure from our company. In aggregate, Mr. Blum had 0 restricted shares and 0 options to purchase ordinary shares outstanding as of December 31, 2023.

(2)	Dr. Adams served as our chief executive officer until his retirement on September 19, 2022. He was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares for his service on the board. This option vests in equal quarterly installments over a twelve-month period with the first such installment vesting on May 8, 2023, subject to his continued service as of the applicable vesting date. The ordinary shares underlying the RSU award vest on February 8, 2024, subject to his continued service as of the applicable vesting date. In aggregate, Mr. Adams had 73,179 restricted shares and 1,475,774 options to purchase ordinary shares outstanding as of December 31, 2023.

(3)	Dr. Cohen-Dayag was appointed to the board of directors on January 28, 2022 and resigned from our board of directors on March 15, 2023. In February 2023, Dr. Cohen-Dayag was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares, which awards returned to the plan as they did not vest prior to her departure from our company. In aggregate, Dr. Cohen-Dayag held 0 restricted shares and 0 options to purchase ordinary shares outstanding as of December 31, 2023.

(4)	Dr. Halevi Davidov was appointed to the board of directors on January 27, 2022 and resigned from the board of directors on March 16, 2023. In February 2023, Dr. Halevi Davidov was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares, which awards returned to the plan as they did not vest prior to her departure from our company. . In aggregate, Dr. Halevi Davidov had 0 restricted shares and 0 options to purchase ordinary shares outstanding as of December 31, 2023.

(5)	Mr. Moch was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares. This option vests in equal quarterly installments over a twelve-month period with the first such installment vesting on May 8, 2023, subject to his continued service as of the applicable vesting date. The ordinary shares underlying the RSU award vest on February 8, 2024, subject to his continued service as of the applicable vesting date. In aggregate, Mr. Moch had 30,300 restricted shares and 122,600 options to purchase ordinary shares outstanding as of December 31, 2023.

(6)	Ms. Tomasello was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares. In addition, in recognition of his extraordinary contributions to the Company, Ms. Tomasello received a (i) grant of options to purchase 17,000 ordinary shares. These options vests in equal quarterly installments over a twelve-month period with the first such installment vesting on May 8, 2023, subject to her continued service as of the applicable vesting date. The ordinary shares underlying the RSU award vest on February 8, 2024, subject to her continued service as of the applicable vesting date. In aggregate, Ms. Tomasello had 44,500 restricted shares and 133,900 options to purchase ordinary shares outstanding as of December 31, 2023.

(7)	Mr. Wills was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares. In addition, in recognition of his extraordinary contributions to the Company, Mr. Wills received a (i) grant of options to purchase 28,300 ordinary shares and (ii) 14,200 restricted shares. These options vests in equal quarterly installments over a twelve-month period with the first such installment vesting on May 8, 2023, subject to his continued service as of the applicable vesting date. The ordinary shares underlying the RSU award vest on February 8, 2024, subject to his continued service as of the applicable vesting date. In aggregate, Mr. Wills had 44,500 restricted shares and 133,900 options to purchase ordinary shares outstanding as of December 31, 2023.

(8)	Dr. Borrello was appointed to the board of directors on June 9, 2022. Dr. Borrello was awarded (i) 56,600 restricted shares and (ii) options to purchase 28,300 ordinary shares. This option vests in equal quarterly installments over a twelve-month period with the first such installment vesting on May 8, 2023, subject to his continued service as of the applicable vesting date. The ordinary shares underlying the RSU award vest on February 8, 2024, subject to his continued service as of the applicable vesting date. In aggregate, Dr. Borrello had 32,300 restricted shares and 75,600 options to purchase ordinary shares outstanding as of December 31, 2023.

(9)	Mr. Blank was appointed to the board of directors on August 14, 2023 and resigned from the board of directors on November 15, 2023. Mr. Blank was awarded options to purchase 19,000 ordinary shares. This option vests in equal quarterly installments over a twelve-month period with the first such installment vesting on November 11, 2023, subject to his continued service as of the applicable vesting date. In aggregate, Mr. Blum had 0 restricted shares and 4,750 options to purchase ordinary shares outstanding as of December 31, 2023.

Narrative Disclosure to Director Compensation Table

For the fiscal year ended December 31, 2023, each of our non-executive directors was entitled to the following payments, paid in arrears, in quarterly installments: (i) an annual fee of $40,000 plus VAT, if applicable; (ii) for audit committee or compensation committee, or compliance committee membership, an additional annual fee of $10,000 plus VAT, if applicable; (iii) for nominating and corporate governance committee members, an additional annual fee of $8,000 plus VAT, if applicable; (iv) for chairmanship of the board of directors an additional annual fee of $20,000 plus VAT, if applicable; (v) for each chairmanship of the audit committee, the compensation committee, and the compliance committee, an additional annual fee of $5,000 plus VAT, if applicable; and (vi) for chairmanship of the nominating and corporate governance committee, an additional annual fee of $4,000 plus VAT, if applicable. In addition, each of our non-executive directors, other than the current chairman of the board of directors, was entitled to receive an initial grant (upon his or her first appointment to election to the board of directors) of 4,000 of our restricted ordinary shares and options to purchase 19,000 of our ordinary shares. As approved by our shareholders on October 19, 2023, for the fiscal year ended December 31, 2023, each of our non-executive directors, including the chairman, was entitled to receive an annual grant consisting of a combination of RSUs and options to purchase our ordinary shares, based on an allocation determined at the discretion of the Board and compensation committee and with an aggregate fair market value of $90,000, calculated as of the date of grant. Accordingly, on February 8, 2023, each non-executive Board member (including the chairman) was granted options to purchase 56,600 ordinary shares (with an exercise price of $1.59 per ordinary share) and 28,300 RSUs.

In addition, in the fiscal year ended December 31, 2023, and as approved by our shareholders on October 19, 2023, certain of our non-executive directors were entitled to receive special-one time equity grants. Ms. Shawn Tomasello, in recognition of her appointment as Chairwoman of the Board, received a grant of options to purchase 17,000 ordinary shares on March 20, 2023. Mr. Robert Blum, in recognition of his extraordinary contributions to the Company, received a grant of options to purchase 28,300 ordinary shares and 14,200 RSUs on February 8, 2023. Mr. Blum departed the Company on March 17, 2023, prior to the vesting of any of the equity subject to this grant. Mr. Stephen Wills, in recognition of his extraordinary contribution to the Company, received a grant of options to purchase 28,300 ordinary shares and 14,200 RSUs on February 8, 2023.

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

If a company that initially offers its securities to the public adopts a compensation policy in advance of its initial public offering and describes it in its prospectus for such offering, as in the case of our Company, then such compensation policy shall be deemed a validly adopted policy in accordance with the Companies Law requirements described above. Furthermore, if the compensation policy is established in accordance with the aforementioned relief, then it will remain in effect for term of five years from the date such company becomes a public company. Our prior compensation policy was adopted pursuant to the foregoing relief and was set to expire on October 25, 2023. On October 19, 2023, our shareholders approved in accordance with the Companies Law our amended and restated compensation policy, which will remain in effect for three years, unless amended or restated prior in accordance with the Companies Law.

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

the education, skills, experience, expertise and accomplishments of the relevant office holder;

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

the minimum holding or vesting period of variable share-based components to be set in the terms of office or employment, as applicable, while taking into consideration long-term incentives; and

a limit to retirement grants.

Our amended and restated compensation policy is designed to promote retention and motivation of directors and executive officers, incentivize individual excellence, align the interests of our directors and executive officers with our long-term performance and provide a risk management tool. To that end, a portion of an executive officer compensation package is targeted to reflect our short and long-term goals, as well as the executive officer’s individual performance. On the other hand, our amended and restated compensation policy includes measures designed to reduce the executive officer’s incentives to take excessive risks that may harm us in the long-term, such as limits on the value of cash bonuses and share-based compensation, limitations on the ratio between the variable and the total compensation of an executive officer and minimum vesting periods for share-based compensation.

Our amended and restated compensation policy also addresses our executive officers’ individual characteristics (such as their respective positions, education, scope of responsibilities and contribution to the attainment of our goals) as the basis for compensation variation among our executive officers, and considers the internal ratios between compensation of our executive officers and directors and other employees. Pursuant to our amended and restated compensation policy, the compensation that may be granted to an executive officer may include: base salary, annual bonuses and other cash bonuses (such as a signing bonus and special bonuses with respect to any special achievements, such as outstanding personal achievement, outstanding personal effort or outstanding company performance), share-based compensation, benefits, retirement and termination of service arrangements. All cash bonuses are limited to an annual maximum amount linked to the executive officer’s base salary. In addition, the total variable compensation components (cash bonuses and shared-based compensation) may not exceed 90% of each executive officer’s total compensation package with respect to any given calendar year.

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

The share-based compensation under our amended and restated compensation policy for our executive officers is designed in a manner consistent with the underlying objectives in determining the base salary and the annual cash bonus, with its main objectives being to enhance the alignment between the executive officers’ interests with our long-term interests and those of our shareholders and to strengthen the retention and the motivation of executive officers in the long term. Our amended and restated compensation policy provides for executive officer compensation in the form of share options or other share-based awards, such as restricted shares and restricted share units, in accordance with our share incentive plan then in place. All share-based incentives granted to executive officers shall be subject to vesting periods in order to promote long-term retention of the awarded executive officers and are limited to an annual maximum total fair market value linked to the executive officer’s base salary. The share-based compensation shall be granted from time to time and shall be individually determined and awarded according to the performance, educational background, prior business experience, qualifications, role and personal responsibilities of each executive officer.

In addition, our amended and restated compensation policy contains compensation recovery provisions which allow us under certain conditions to recover bonuses paid in excess, enables our chief executive officer to approve an immaterial change in the terms of employment of an executive officer who reports directly to the chief executive officer (provided that the changes of the terms of employment are in accordance with our amended and restated compensation policy) and allows us to exculpate, indemnify and insure our executive officers and directors to the maximum extent permitted by Israeli law, subject to certain limitations set forth therein.

Our amended and restated compensation policy also provides for compensation to the members of our board of directors in accordance with the maximum amounts determined in our amended and restated compensation policy. Pursuant to our amended and restated compensation policy, the compensation that may be granted to a non-employee member of the board of directors includes an annual and per-meeting compensation fee or alternatively, an annual cash fee retainer with respect to their services on the Board and additional annual cash fee retainers for serving on board committees and as chairperson of the Board or its committees, without regard to their participation in meetings of the Board or its committees. Our non-employee directors are also entitled to receive “welcome” or an annual equity-based compensation with a total fair market value of up to $100,000 at the time of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information regarding the ownership of our ordinary shares as of March 15, 2024 by: (i) each director and nominee for director; (ii) each named executive officer; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares. Beneficial ownership, for purposes of this table, includes options and warrants to purchase ordinary shares that are either currently exercisable or will be exercisable within 60 days of March 15, 2024.

Unless otherwise noted below, the address of each shareholder, director and executive officer is c/o Gamida Cell Ltd., 116 Huntington Avenue, 7th Floor, Boston, Massachusetts 02116.

	As of March 15, 2024(1)
	Ordinary Shares	%
Holders of more than 5% of our voting securities:
FMR LLC and affiliated entities(2)	9,408,902	6.1%
Levin Capital Strategies, L.P. and affiliated entities(3)	9,128,376	5.9%
Directors and executive officers who are not 5% holders:
Abigail Jenkins	581,527	*
Terry Coelho	-	*
Michele Korfin	706,380	*
Josh Patterson	282,096	*
Ronit Simantov	512,636	*
Julian Adams	1,378,127	*
Ivan Borrello	107,900	*
Kenneth I. Moch	155,900	*
Shawn C. Tomasello	164,577	*
Stephen Wills	190,077	*
All directors and executive officers as a group (10 persons)(4)	4,079,220	2.6%

*	Indicates beneficial ownership of less than 1% of the total ordinary shares outstanding.

(1)	The percentages shown are based on 154,048,247 ordinary shares issued and outstanding as of March 15, 2024.

(2)	This information is based solely on the information reported on the Schedule 13G/A filed on February 8, 2024 by FMR LLC. The principal address of Fidelity Management & Research is 245 Summer Street, Boston, Massachusetts 02210.

(3)	The information shown is based on a Schedule 13G filed on February 8, 2024 jointly Levin Capital Strategies, L.P. (“LCS”), Levin Capital Strategies GP, LLC (“LCSGP”), LCS, LLC (“LCSL”), and John A. Levin, the Chief Executive Officer and controlling person of LCS, LCSGP, and LCSL. The ordinary shares are held by LCS’s investment advisory accounts: (i) Bi-Directional Disequilibrium Fund, L.P, a private fund for which LCS acts as investment advisor, has the right to receive dividends from, and the proceeds from the sale of 547,200 ordinary shares; and (ii) various separately managed accounts for whom LCS acts as investment manager have the right to receive dividends from, and the proceeds from the sale of, 8,581,176 ordinary shares.

(4)	Consists of options to purchase 3,375,065 ordinary shares, which are currently exercisable or will become exercisable within 60 days of March 15, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

Our policy is to enter into transactions with related parties on terms that, on the whole, are no more favorable, or no less favorable than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred. The following is a description of material transactions, or series of related material transactions since January 1, 2022, to which we were or will be a party and in which the other parties included or will include our directors, executive officers, holders of more than 10% of our voting securities or any member of the immediate family of any of the foregoing persons.

Under the Companies Law, the approval of the audit committee is required to effect specified actions and transactions with office holders and controlling shareholders and their relatives, or in which they have a personal interest. The term “controlling shareholder” means any shareholder with the ability to direct the activities of the company, other than by virtue of being an office holder. A shareholder is presumed to be a controlling shareholder if the shareholder holds 50% or more of the voting rights in a company or has the right to appoint 50% or more of the directors of the company or its chief executive officer. For the purpose of approving transactions with controlling shareholders, the term “controlling shareholder” also includes any shareholder that holds 25% or more of the voting rights of the company if no other shareholder holds more than 50% of the voting rights in the company. For purposes of determining the holding percentage stated above, two or more shareholders who have a personal interest in a transaction that is brought for the company’s approval are deemed as joint holders. As of the date of this Annual Report, the Company does not have a controlling shareholder as defined under the Companies Law.

Agreements and Arrangements with Directors and Executive Officers

Each of our non-executive directors is entitled to the following payments, which are paid in arrears, in quarterly installments: (i) an annual fee of $40,000 plus VAT, if applicable, (ii) for audit committee or compensation committee membership, an additional annual fee of $10,000 plus VAT, if applicable, (iii) for nominating and corporate governance committee members, an additional annual fee of $8,000 plus VAT, if applicable, (iv) for chairmanship of the board of directors an additional annual fee of $20,000 plus VAT, if applicable, (v) for each chairmanship of the audit committee and the compensation committee, an additional annual fee of $5,000 plus VAT, if applicable and (vi) for chairmanship of the nominating and corporate governance committee, an additional annual fee of $4,000 plus VAT, if applicable. In addition, each of the our non-executive directors, other than the current chairman of the board of directors, shall be entitled to receive an initial grant (upon his or her first appointment to election to the Board) of 4,000 restricted ordinary shares of the Company and options to purchase 19,000 ordinary shares of the Company, and an annual grant of 2,000 of our restricted ordinary shares and options to purchase 9,500 of our ordinary shares, and the current chairman of the board of directors shall be entitled to receive an annual grant of 2,000 of our restricted ordinary shares and options to purchase 12,500 of our ordinary shares. Executive Officers Employment Agreements.

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

Item 14. Principal Accounting Fees and Services

We paid the following fees for professional services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, located at Tel-Aviv, Israel, Auditor firm ID: 1281, an independent registered public accounting firm for the years ended December 31, 2023 and 2022:

	2023	2022
	US$ (in thousands)	US$ (in thousands)
Audit Fees(1)	433	370
Audit-Related Fees(2)	-	-
Tax Fees(3)	42	-
All Other Fees(4)	-	-
Total	475	370

(1)	Audit fees are the aggregate fees billed for the audit of our annual financial statements, quarterly review, statutory audits, issuance of consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees would be assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under item (1).

(3)	Tax fees relate to tax compliance, planning and advice.

(4)	All other fees would be fees billed for services provided by our independent registered public accounting firm, with respect to government incentives and other matters.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee provides assistance to our board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by pre-approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal control over financial reporting. Our audit committee also oversees the audit efforts of our independent accountants and takes those actions that it deems necessary to satisfy itself that the accountants are independent of management. Our audit committee has authorized all auditing and non-auditing services provided by Kost Forer Gabbay & Kasierer during 2023 and 2022 and the fees paid for such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The documents filed as part of this report are as follows:

(1)	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-35.

(2)	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

(3)	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Association of the Registrant, as currently in effect	10-Q	001-38716	3.1	11/14/2023
3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006	F-1	333-227601	3.4	9/28/2018
4.1	Description of Securities					*
4.2	Indenture dated February 16, 2021, by and among Gamida Cell Inc., Gamida Cell Ltd. and Wilmington Savings Fund Society, FSB	6-K	001-38716	4.1	2/16/2021
4.3	Form of Convertible Senior Note (included as an exhibit to Exhibit 4.2)	6-K	001-38716	4.2	2/16/2021
10.1	Form of Indemnification Agreement	10-K	001-38716	10.1	3/24/2022
10.2+	Employee Share and Option Plan (1998)	F-1	333-227601	10.2	9/28/2018
10.3+	Stock Option Plan (1999)	F-1	333-227601	10.3	9/28/2018
10.4+	2003 Israeli Share Option Plan	F-1	333-227601	10.4	9/28/2018
10.5+	2014 Israeli Share Option Plan	F-1	333-227601	10.5	9/28/2018
10.6+	2017 Share Incentive Plan, as amended					*
10.7+	Gamida Cell Ltd. Amended and Restated Compensation Policy					*
10.8	Lease Agreement, dated December 13, 2017, by and between the Registrant and Y.D.B. Investments Ltd. (unofficial English translation from Hebrew original)	F-1	333-227601	10.10	9/28/2018
10.9	Lease Agreement, dated March 14, 2000, as amended on June 5, 2000 and May 30, 2010, by and between the Registrant and Traub Group Investments Ltd. (formerly P.P.D. Diamonds Ltd.) (unofficial English translation from Hebrew original)	F-1	333-227601	10.11	9/28/2018
10.10	Registration Rights Agreement dated February 16, 2021, by and among Gamida Cell Inc., Gamida Cell Ltd., Highbridge Convertible Dislocation Fund, L.P., and Highbridge Tactical Credit Master Fund, L.P.	6-K	001-38716	10.2	2/16/2021
10.11	Amended and Restated Open Market Sale Agreement dated June 5, 2023, by and among Gamida Cell Ltd. and Jefferies LLC	10-Q	001-38716	10.7	8/14/2023
10.12	Loan and Security Agreement, dated December 12, 2022 by and among Gamida Cell Ltd., Gamida Cell Inc., Wilmington Savings Fund Society, FSB, as collateral agent and administrative Agent, Highbridge Tactical Credit Master Fund, L.P. and the other lenders listed on Schedule 1.1 thereto	8-K	001-38716	10.1	12/12/2022
10.13	Form of 7.5% First Lien Secured Note due 2024	8-K	001-38716	10.2	12/12/2022
10.14	Registration Rights Agreement, dated December 12, 2022 by and among Gamida Cell Ltd., Gamida Cell Inc., and the entities listed on the signature pages thereto	8-K	001-38716	10.3	12/12/2022
10.15+	Employment Agreement, effective September 19, 2022, by and between Gamida Cell Inc. and Abigail Jenkins, as amended on March 12, 2024					*
10.16+	Employment Agreement, dated July 20, 2020, by and between Gamida Cell Inc. and Michele Korfin, as amended on March 12, 2024					*

10.17+	Employment Agreement, dated July 15, 2021, by and between Gamida Cell Inc. and Josh Patterson, as amended on July 15, 2022 and March 12, 2024					*
10.18+	Employment Agreement, dated April 30, 2017, by and between Gamida Cell Inc. and Ronit Simantov, as amended on July 26, 2022 and March 14, 2024					*
10.19+	Special Transaction Bonus Agreement, dated May 19, 2023, by and between Abbey Jenkins and Gamida Cell Ltd.	10-Q	001-38716	10.3	8/14/2023
10.20+	Retention Bonus and Special Transaction Bonus Agreement, dated May 19, 2023, by and between Michele Korfin and Gamida Cell Ltd.	10-Q	001-38716	10.4	8/14/2023
10.21+	Retention Bonus and Special Transaction Bonus Agreement, dated May 19, 2023, by and between Josh Patterson and Gamida Cell Ltd.	10-Q	001-38716	10.5	8/14/2023
10.22+	Retention Bonus and Special Transaction Bonus Agreement, dated May 19, 2023, by and between Ronit Simantov and Gamida Cell Ltd.	10-Q	001-38716	10.6	8/14/2023
10.23+	Amended and Restated Consulting Agreement, entered into as of May 22, 2023, by and between Terry Coelho and Gamida Cell Ltd.	10-Q	001-38716	10.2	8/14/2023
10.24	Second Amended and Restated Consulting Agreement, effective December 31, 2023, by and between Terry Coelho and Gamida Cell Ltd.					*
21.1	Subsidiaries of the Registrant	F-1	333-227601	21.1	9/28/2018
23.1	Consent of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, Independent Registered Accounting Firm					*
24.1	Power of Attorney (included on the Signature page of this Annual Report on Form 10-K)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Gamida Cell Ltd. Incentive Compensation Recoupment Policy					*
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.

**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2024

Gamida Cell Ltd.

By:	/s/ Abigail Jenkins
Abigail Jenkins
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Terry Coelho
Terry Coelho
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned officers and directors of Gamida Cell Ltd., hereby constitutes and appoints Abigail Jenkins and Terry Coelho, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 27, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Abigail Jenkins	President, Chief Executive Officer and Director	March 27, 2024
Abigail Jenkins	(Principal Executive Officer)

/s/ Terry Coelho	Chief Financial Officer	March 27, 2024
Terry Coelho	(Principal Financial and Accounting Officer)

/s/ Shawn Tomasello	Chairman of the Board of Directors	March 27, 2024
Shawn Tomasello

/s/ Ivan Borrello	Director	March 27, 2024
Ivan Borrello

/s/ Julian Adams	Director	March 27, 2024
Julian Adams

/s/ Kenneth I. Moch	Director	March 27, 2024
Kenneth I. Moch

/s/ Stephen T. Wills	Director	March 27, 2024
Stephen T. Wills

Gamida Cell Inc.

/s/ Abigail Jenkins
Abigail Jenkins, President and Chief Executive Officer	Authorized U.S. Representative	March 27, 2024

Gamida Cell ltd. and its subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Gamida Cell ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gamida Cell Ltd. and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions including the debt restructuring process are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter

Convertible note

As described in Note 5 to the consolidated financial statements, in December 2022, the Company issued $25,000 thousand principal amount of 7.5% Convertible note due in 2027 (the “2022 Notes”). The Company elected to account for the 2022 Notes using the fair value option, and measured the 2022 Notes at fair value each period with changes in fair value reported in the statements of operations.

At December 31, 2023, the fair value of the Company’s Level III 2022 Notes was totaled to $6,505 thousand. Management determined the fair value of these Convertible Notes by using the Monte Carlo simulation analysis.

Auditing the fair value of the Company’s 2022 Notes was complex due to the judgment and estimation used by management to determine the fair value . The fair value is sensitive to changes in the key inputs and assumptions, and therefore required judgement in evaluating their reasonableness. The significant judgments and estimation were primarily attributed to the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements, including the use of the Monte Carlo simulation to calculate the fair value of 2022 Note with inputs such as payments dates, credit spreads, volatility, share price, risk free rate as of the valuation date and cost of debt.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, testing the accuracy of the source data used by management in the valuation and the mathematical accuracy of the Company’s valuation calculations.

We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the 2022 Notes, including testing the appropriateness of the methodology and underlying assumptions used, independent sourcing of key inputs and assumptions, and developing independent estimates. The significant assumptions used to estimate the fair value of the 2022 Notes included estimates of the payments dates, credit spreads, volatility, share price, risk free rate as of the valuation date and cost of debt.

/s/ KOST FORER GABBAY & KASIERER

KOST FORER GABBAY & KASIERER

A Member of EY Global

We have served as the Company’s auditor since 2000.

Tel-Aviv, Israel

March 27, 2024

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2023	2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,554	$64,657
Short-term restricted deposit	3,056	-
Inventory	1,906	-
Accounts receivable	1,610	-
Prepaid expenses and other current assets	1,420	1,889
Total current assets	54,546	66,546

NON-CURRENT ASSETS:
Restricted deposits	377	3,668
Property, plant and equipment, net	41,264	44,319
Operating lease right-of-use assets	3,177	7,024
Other long-term assets	2,822	3,216
Total non-current assets	47,640	58,227

Total assets	$102,186	$124,773

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Trade payables	$1,880	$6,384
Employees and payroll accruals	5,637	5,300
Operating lease liabilities	1,270	2,648
Accrued interest of convertible senior notes	1,780	1,652
Convertible senior notes	6,505	-
Accrued expenses and current liabilities	8,129	8,891
Total current liabilities	25,201	24,875

NON-CURRENT LIABILITIES:
Convertible senior notes, net	73,041	96,450
Warrants liability	3,284	-
Long-term operating lease liabilities	2,127	4,867
Other long-term liabilities	1,482	6,604

Total non-current liabilities	79,934	107,921

Total liabilities	105,135	132,796

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS’ DEFICIT:
Ordinary shares of NIS 0.01 par value - Authorized: 325,000,000 and 150,000,000 shares at December 31, 2023 and 2022; Issued: 144,596,195 and 74,703,030 shares at December 31, 2023 and 2022, respectively; Outstanding: 144,443,714 and 74,583,026 shares at December 31, 2023 and 2022, respectively	391	211
Treasury ordinary shares of NIS 0.01 par value; 152,481 and 120,004 shares at December 31, 2023 and 2022, respectively	*	*
Additional paid-in capital	476,488	408,598
Accumulated deficit	(479,828)	(416,832)

Total shareholders’ deficit	(2,949)	(8,023)

Total liabilities and shareholders’ deficit	$102,186	$124,773

(*)	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2023	2022

Net revenue	$1,784	$-
Cost of sales	1,454	-

Excess Capacity	4,081	-
Research and development expenses, net	24,308	42,692
Selling, general and administrative	44,584	32,301
Other operating expenses	395	-

Total operating expenses	73,368	74,993

Total operating loss	73,038	74,993

Financial (income) expenses	(10,042)	4,382

Net loss	$62,996	$79,375

Net loss per share attributable to ordinary shareholders, basic and diluted	$0.57	$1.24

Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	110,049,547	63,826,295

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share and per share data)

	Ordinary shares		Additional paid-in	Treasury	Accumulated	Total shareholders’ equity
	Number	Amount	capital	shares	deficit	(deficit)

Balance as of December 31, 2021	59,970,389	$169	$381,225	$-	$(337,457)	$43,937

Grant of restricted shares and vested restricted share units	240,050	1	(1)	-	-	-
Exercise of options	47,426	*	76	-	-	76
Issuance of ordinary shares, net of issuance expenses **)	14,445,165	41	22,257	-	-	22,298
Treasury shares	(120,004)	-	-	*	-	-
Share-based compensation	-	-	5,041	-	-	5,041
Loss	-	-	-	-	(79,375)	(79,375)

Balance as of December 31, 2022	74,583,026	211	408,598	*	(416,832)	(8,023)

Issuance of ordinary shares upon release of restricted share units	588,612	2	1	-	-	3
Exercise of options	1,066	*	*	-	-	*
Issuance of ordinary shares, net of issuance expenses ***)	58,015,620	157	44,796	-	-	44,953
Issuance of ordinary shares for 2022 Notes	11,254,597	21	17,537	-	-	17,558
Exercise of warrants liability	33,270	*	45	-	-	45
Treasury shares	(32,477)	-	-	*	-	*
Share-based compensation	-	-	5,511	-	-	5,511
Loss	-	-	-	-	(62,996)	(62,996)

Balance as of December 31, 2023	144,443,714	391	476,488	*	(479,828)	(2,949)

*)	Represents an amount lower than $1
**)	Issuance expenses of $4,160
***)	Issuance expenses of $3,067

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(62,996)	$(79,375)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of property, plant and equipment	2,024	440
Financing expense (income), net	829	(375)
Share-based compensation	5,511	5,041
Change in fair value of warrants liability	(17,469)	-
Change in fair value in convertible note	611	-
Warrants liability issuance costs	1,733	-
Amortization of debt discount and issuance costs	841	783
Loss from sale of equipment	395	-

Change in assets and liabilities:

Increase in inventory	326	-
Operating lease right-of-use assets	2,679	2,494
Operating lease liabilities	(2,949)	(3,069)
Increase in accounts receivable	(1,610)	-
Decrease in prepaid expenses and other assets	1,001	669
Decrease in trade payables	(4,504)	(1,888)
Decrease (increase) in accrued expenses and current liabilities	(5,542)	4,857

Net cash used in operating activities	(79,120)	(70,423)

Cash flows from investing activities:

Purchase of property, plant and equipment	(1,081)	(6,354)
Purchase of marketable securities	-	(5,037)
Proceeds from maturity of marketable securities	-	45,029
Proceeds from restricted deposits	238	406
Proceeds from sale of equipment	33	-

Net cash provided by (used in) investing activities	(810)	34,044

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2023	2022
Cash flows from financing activities:
Proceeds from exercise of warrants liability	45	-
Proceeds from exercise of options	*	76
Principal payments of convertible senior note	(2,249)	-
Proceeds from share issuance and warrants liability, net	63,976	22,298
Proceeds from issuance of convertible senior notes, net	-	22,770

Net cash provided by financing activities	61,772	45,144

Effect of exchange rate changed on cash and cash equivalents	55	-

Decrease (increase) in cash and cash equivalents	(18,103)	8,765
Cash and cash equivalents at beginning of year	64,657	55,892

Cash and cash equivalents at end of year	$46,554	$64,657

Significant non-cash transactions:

Lease liabilities arising from new right-of-use asset	$-	$2,282

Purchase of property, plant and equipment on credit	$-	$720

Conversion of convertible senior note	$16,107	$-
Reclassification from property, plant and equipment to inventory	$2,232	$-

Cash paid for interest	$5,909	$4,406

(*)	Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 1:-	GENERAL

a.	Gamida Cell Ltd., founded in 1998, is a cell therapy pioneer working to turn cells into powerful therapeutics. The Company has a wholly-owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The financial statements represents the consolidation of these two entities (the “Company”). The Company applies a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care.

b.	On April 17, 2023, the U.S. Food and Drug Administration approved the Company’s allogenic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. In addition, the Company has applied its NAM cell expansion technology to NK cells, to develop its initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies. In the first quarter of 2023, the Company completed a strategic reprioritization of Company's business activities to reduce Company's operating expenses and focus on the commercial launch of Omisirge® (omidubicel-onlv).

c.	Prior to FDA approval of Omisirge in April 2023, the Company devoted substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of December 31, 2023 was $479,828 and negative cash flows from operating activities during the year ended December 31, 2023 were $79,120. As of December 31, 2023, the Company had approximately $46,554 in cash and cash equivalents. The Company has limited available cash resources and requires additional financing in order to continue to fund its current operations beyond the second quarter of 2024, and to pay existing and future liabilities and other obligations.

On March 26, 2024, the Company entered into a Restructuring Support Agreement, or the Support Agreement, with certain funds managed by Highbridge Capital Management, LLC. These funds hold all of the Company exchangeable senior notes issued in 2021 and 2022.

Pursuant to the Support Agreement, the Company and Highbridge have agreed to restructure all of our outstanding equity and debt in a voluntary restructuring proceeding in the District Court of Beersheba, Israel that is governed by Israeli law, referred to as the restructuring process.

If this process is completed as contemplated by the Support Agreement, all outstanding shares of Gamida Cell Ltd. will be cancelled, after which Gamida Cell Ltd. will continue to exist as a private operating company that is owned entirely by Highbridge. Pursuant to the Support Agreement, each holder of ordinary shares of the Company as of the completion of the restructuring process will be entitled to a certain contingent value rights agreement to be executed in connection with the restructuring process.

There is no assurance that the Company will complete the restructuring process as currently contemplated. If the Company is unable to complete restructuring process in the second quarter of 2024, the Company expects that it will enter into involuntary restructuring proceedings in Israeli court and the Company's shareholders would not receive any proceeds from such proceedings.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements:

The Company’s consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

b.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Estimates may include: revenue recognition, such as returns of product sold, stock-based compensation, impairment of inventory, warrants liability, convertible senior note and impairment of long lived assets. Actual results could differ from those estimates.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiary. Intercompany balances have been eliminated upon consolidation. The Company has one operating segment and reporting unit.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.	Consolidated financial statements in U.S dollars:

The functional currency is the currency that best reflects the economic environment in which the Company and its subsidiary operates and conducts their transactions. Most of the Company’s revenues and costs are incurred in U.S. dollar. In addition, the Company’s financing activities are incurred in U.S. dollars. The Company’s management believes that the functional currency of the Company is the U.S. dollar. Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with ASC No. 830 “Foreign Currency Matters.” All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financing income or expenses as appropriate.

e.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid deposits that are readily convertible to cash with original maturities of three months or less, at the date acquired.

f.	Short-term and long-term restricted deposits:

Restricted short-term deposits are deposits with maturities of up to one year and are used as security for the rental of premises and as guarantee for the Israeli Investment Center. Restricted long-term deposits are deposits with maturities of more than one year and are used as security for the rental of premises and for the Company’s credit cards.

g.	Property, plant and equipment:

Property, plant and equipment are measured at cost, including directly attributable costs, less accumulated depreciation, accumulated impairment losses and any related investment grants, excluding day-to-day servicing expenses.

Depreciation is calculated on a straight-line basis over the useful life of the assets at annual rates as follows:

%
Machinery	10-15
Leasehold improvements	(*)
Office, furniture and equipment	6-33
Production plant	11

(*)	Over the shorter of the term of the lease or its useful life.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360 “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair values. During the years ended December 31, 2023 and 2022, no impairment indicators have been identified.

i.	Treasury shares:

From time to time, forfeited equity grants will be transferred to the Company and the Company holds them as treasury shares. The Company presents the cost to repurchase treasury shares as a reduction of shareholders’ equity.

j.	Share-based compensation:

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

k.	Accounts receivable:

Accounts receivable are recorded net of credit losses allowance for any potential uncollectible amounts.

The Company’s accounts receivable balance consists of amounts due from product sales to a single customer which is the Company’s sole distributor of Omisirge in the United States.

The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon its assessment of various factors, the age of the trade receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers.

As of December 31, 2023 no allowances for credit losses of trade receivable were recorded.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.	Employee benefit liabilities:

1.	Severance pay

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

For the Company’s employees in Israel who are not subject to Section 14 of the Severance Pay Law, the Company has a liability for severance pay pursuant to the Severance Pay Law based on the most recent salary of these employees multiplied by the number of years of employment as of the balance sheet date. Accrued severance pay for these employees was $1,482 and $1,914 as of December 31, 2023 and 2022, respectively. The Company’s liability for these employees is fully provided for by monthly deposits with severance pay funds, insurance policies and accruals. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to the Severance Pay Law or labor agreements. The severance pay fund amounted to $1,359 and $1,703 as of December 31, 2023 and 2022, respectively.

Severance expense for the years ended December 31, 2023 and 2022, was $483 and $895, respectively

The Company offers a defined contribution 401(k) plan (the “Plan”) covering all eligible US employees. Participants are permitted to make contributions up to the maximum amount allowed under the Internal Revenue Code. The Company’s contributions to the Plan for the years ended December 31, 2023 and 2022 were $515 and $424, respectively.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Fair value of financial instruments:

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

Level 2: Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data are available.

n.	Leases:

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Inventories:

Inventories are stated at the lower of cost or net realizable value; cost is determined using the average cost method. The Company regularly evaluates its ability to realize the value of inventory. If the inventories are deemed damaged, if actual demand of the Company’s therapies deteriorates, or if market conditions are less favorable than those projected, inventory reserves or write-offs may be required.

As of December 31, 2023, a reserve for slow-moving inventory approaching expiration dates and inventory write-offs of $357 was recorded.

p.	Revenue recognition:

Revenues are recognized in accordance with ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

The Company’s revenues are comprised of product revenue which represents the sales of Omisirge. The Company has a sole distributor in the United States and sells to this customer.

To determine revenue recognition for arrangements the Company determines that are within the scope of Topic 606, the Company performs the following five steps:

(i)	Identify the contract(s) with a customer:

The Company enters into an enforceable contract with customer that defines each party’s rights regarding delivery of and payment for a Product, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for such Product is probable based on the payer’s intent and ability to pay the promised consideration.

(ii)	Identify the performance obligations in the contract:

The Company’s contracts include the sale and delivery of Omisirge, which represent the Company’s single performance obligation under each contract.

(iii)	Determine the transaction price:

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for providing a Product to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

Product revenues are recognized at the time of delivery to the transplant center.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

(iv)	Allocate the transaction price to the performance obligations in the contract:

The entire transaction price is allocated to the single performance obligation.

(v)	Recognize revenue when (or as) the entity satisfies a performance obligation:

Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer. Control either transfers over time or at a point in time, which affects when revenue is recorded.

Revenues from sales of products are recognized at a point in time based on the transfer of control of the product, which is 24 hours after delivery to a transplant center.

The Company applied the practical expedient in ASC 606 and did not evaluate payment terms of one year or less for the existence of a significant financing component.

For the year ended December 31, 2023 all of the company’s revenues were incurred in USA and the payment terms are typically 95 days based on customary practices.

q.	Research and development expenses:

Research and development expenses net of grants are recognized in the consolidated statements of operations when incurred. Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation), materials, consulting fees and payments to subcontractors, costs associated with obtaining regulatory approvals, and executing preclinical and clinical studies. In addition, research and development expenses include overhead allocations consisting of various administrative and facilities related costs. The Company charges research and development expenses as incurred. Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) of the Ministry of Economy and Industry in Israel for funding of approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred, and are presented as a reduction from research and development expenses. In the event of failure of a project that was partly financed by the IIA, the Company will not be obligated to pay any royalties or repay the amounts received. The Company recognized the amounts of grants received in research and development as a reduction from research and development expenses in the amount of $309 and $978 for the years ended December 31, 2023 and 2022, respectively.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

r.	Cost of Sales:

Cost of sales includes direct costs attributable to the production of Omisirge. Cost of sales includes raw materials, production, labor, and certain maintenance and indirect manufacturing overheads costs, quality testing directly related to the product, and depreciation on equipment used in the manufacturing of Omisirge. It also includes any cost of batch failure losses and royalty expenses. Cost of sales for Omisirge are recognized when batch failure or revenue is recognized.

s.	Excess Capacity:

Excess capacity costs reflect labor and manufacturing overhead costs incurred above the amount of these costs absorbed in cost of sales as part of standard costs, which are based on staffed capacity levels, given that the Kiryat Gat facility is staffed to produce the anticipated demand over the course of the coming year.

t.	Selling, General & Administrative (SG&A):

Beginning July 1, 2023, reporting of Operating Expenses has been modified to reflect the Company’s transition to commercial stage. Costs that were previously reported as Commercial and General & Administrative costs, are currently being reported as part of Selling, General & Administrative (SG&A) expenses. SG&A Costs consist mainly of personnel costs (including salaries, benefits and share-based compensation), supply chain and quality assurance indirect expenses, medical affairs expenses, marketing and selling, finance, and legal expenses.

u.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, to reduce deferred tax assets to their estimated realizable value, if needed. ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Any interest and penalties related to unrecognized tax benefits are recorded as income tax expense. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was recorded as a result of ASC 740.

v.	Basic and diluted net loss per share:

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method for the convertible senior notes if the assumed conversion into ordinary shares is dilutive. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive ordinary shares are antidilutive.

w.	Recently adopted accounting standards:

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Topic 326 is effective for the Company beginning on January 1, 2023. Effective January 1, 2023, the Company adopted the standard. Adoption of the standard did not have material impact on the financial statements.

x.	Recently issued accounting pronouncements not yet adopted:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. For the Company, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 3:-	PROPERTY, PLANT AND EQUIPMENT, NET

The composition of property, plant and equipment is as follows:

	December 31,
	2023	2022
Cost:
Machinery	$2,796	$4,383
Leasehold improvements	1,280	1,447
Office, furniture and equipment	941	1,014
Production plant	41,122	41,971
	46,139	48,815
Less - accumulated depreciation	(4,875)	(4,496)
Depreciable cost	$41,264	$44,319

Depreciation expense amounted to $2,024 and $440 for the years ended December 31, 2023 and 2022, respectively. The depreciation expense relating to equipment sold during 2023 was $1,646.

Loss from sale of equipment amounted to $395 for the year ended December 31, 2023 and was recognized in Other operating expenses.

NOTE 4:-	LEASES

The Company entered into operating leases primarily for its production plant, and its laboratories, offices and automobiles. The leases have remaining lease terms of up to four years, The Company does not assume renewals in its determination of the lease term unless the renewals are considered as reasonably certain at lease commencement.

The components of operating lease costs were as follows:

	Year ended December 31,
	2023	2022

Operating lease costs	$2,476	$2,833
Short-term lease costs	17	91
Total lease costs	$2,493	$2,924

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 4:-	LEASES (Cont.)

Supplemental balance sheet information related to operating leases is as follows:

	Year ended December 31,
	2023	2022

Weighted average remaining lease term (in years)	3.18	3.28
Weighted average discount rate	2.63%	3.56%

Maturities of lease liabilities were as follows:

Year ended December 31,

2024	1,172
2025	1,044
2026	691
2027	525
Total undiscounted lease payments	3,432
Less - imputed interest	(35)
Present value of lease liabilities	$3,397

NOTE 5:-	CONVERTIBLE SENIOR NOTES, NET

a.	On February 16, 2021, the Subsidiary issued convertible senior notes (the “2021 Notes”) due in 2026, in the aggregate principal amount of $75,000, pursuant to an Indenture between the Company, the Subsidiary, and Wilmington Savings Fund Society, FSB, dated February 16, 2021 (the “Indenture”). The 2021 Notes bear interest payable semiannually in arrears, at a rate of 5.875% per year. The 2021 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 5:-	CONVERTIBLE SENIOR NOTES, NET (Cont.)

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

	Year ended December 31,
	2023	2022
Liability component:

Principal amount	$75,000	$75,000
Issuance costs	(4,223)	(4,223)
Principal net of issuance costs	70,777	70,777
Amortized issuance costs	2,264	1,423
Net carrying amount (including accrued interest)	$73,041	$72,200

The total issuance costs of the 2021 Notes amounted to $4,223 and are amortized to interest expense at an annual effective interest rate of 7.37%, over the term of the 2021 Notes.

As of December 31, 2023 and 2022, the total estimated fair value of the 2021 Notes was $74,946 and $73,331, respectively. The fair value was determined using the Company’s effective rates for December 31, 2023 and 2022.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 5:-	CONVERTIBLE SENIOR NOTES, NET (Cont.)

b.	In December 2022, the Company, as guarantor, and the Subsidiary entered into a Loan and Security Agreement (the “Loan Agreement”) with certain funds managed by Highbridge Capital Management, LLC (collectively, “Highbridge”), as the lenders (together with the other lenders from time to time party thereto, the “Lenders”), and Wilmington Savings Fund Society, FSB, as collateral agent and administrative agent. Pursuant to the Loan Agreement, the Subsidiary issued $25,000 aggregate principal amount of convertible senior notes (the “2022” Notes). The 2022 Notes bear interest of 7.5% which will be paid on a quarterly basis and monthly principal installment payments.

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

The Loan Agreement contains customary representations and warranties and covenants, including a $20 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants will terminate when less than $5 million of principal amount is outstanding under the Loan Agreement. As of December 31, 2023, the Company is in compliance with such covenants.

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

As of December 31, 2023, the Company issued 10,044,275 and 1,210,322 Ordinary shares in exchange for the discharge of $16,107 of the aggregate outstanding balance and the discharge of $1,451 interest make-whole payments, respectively, in respect of the 2022 Notes. As of December 31, 2023, the Company has paid $2,249 in principal payments and $1,503 in interest payments. The principal balance of the loan as of December 31, 2023 is $6,644.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 6:-	ACCRUED EXPENSES AND CURRENT LIABILTIES

	December 31,
	2023	2022

Subcontractors	$126	$794
Third Party Settlement Agreement*	4,424	2,666
Clinical activities	2,169	2,709
Professional services	1,070	1,561
Production plant in process	-	790
Other	340	371
	$8,129	$8,891

*	In December 2022, the Company signed an agreement with Lonza Netherlands B.V., or Lonza, to mutually terminate their Service Agreement, whereas the Company shall pay Lonza an aggregate amount of $8,848 (€8,000). As of December 31, 2023, the Company had paid the first two installment payments of $1,594 (€1,500) and $2,646 (€2,500). The remaining $4,424 (€4,000) will be paid in 2024. The current liability to Lonza increased during 2023, as a portion of the termination payments were classified as long-term liabilities in 2022.

NOTE 7:-	SELLING, GENERAL AND ADMINISTRATIVE

	December 31,
	2023	2022

Salaries & related	$17,004	$12,902
Share-based compensation	4,183	3,151
Professional services*	20,262	13,099
Other	3,135	3,149
	$44,584	$32,301

*	Professional fees include legal, accounting and audit services, and other consulting fees.

NOTE 8:-	FINANCIAL (INCOME) EXPENSES

	December 31,
	2023	2022

Change in Fair Value of warrant derivative liabilities	$(17,469)	$-
Change in Fair Value of convertible loan	611	-
Interest Income	(2,727)	(3,234)
Interest Expense	7,587	5,683
Follow On Costs	1,733	2,132
Other	223	(199)
	$(10,042)	$4,382

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 9:-	FAIR VALUE MEASUREMENTS

Cash and cash equivalents, short-term restricted deposits, prepaid expenses and other assets, accounts receivables, trade payables and accrued expenses and other liabilities, are stated at their carrying value which approximates their fair value due to the short time to the expected receipt or payment.

The following tables present the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy for the years ended December 31, 2023 and 2022:

	December 31,
	2023			2022
	Level 1	Level 3	Total	Level 1	Level 3	Total
Financial assets:
Money market funds included in cash and cash equivalent	$46,554	$-	$46,554	$58,827		$58,827
					$-
Total assets measured at fair value	$46,554	$-	$46,554	$58,827	$-	$58,827
Financial liabilities:
2022 Notes	$-	$6,505	$6,505	$-	$24,250	$24,250
Warrants liability	-	3,284	3,284	-	-	-
Total liabilities measured at fair value	-	$9,789	$9,789	$-	$24,250	$24,250

See Note 5 “Convertible Senior Notes” for the carrying amount and estimated fair value of the Company’s 2021 Notes as of December 31, 2023 and 2022.

The Company classify Money market funds within Level 1, and the 2021 Notes, 2022 Notes and warrants liability are classified within Level 3, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value.

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 9:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table summarizes the warrant liability activity as of December 31, 2023:

Warrant liability

Initial measurement (April 21, 2023)	$20,753
Change in fair value	(17,469)
Balance December 31, 2023	$3,284

The key inputs used in the valuation of the warrants liability as of December 31, 2023 and April 21, 2023, the initial measurement date, are included below:

Input	December 31, 2023	April, 21, 2023 initial measurement

Exercise price	$1.35	$1.35
Share price on date	$0.41	$1.60
Risk-free rate	4.0%	3.7%
Expected volatility	90%	91%
Dividend Rate	0%	0%

The 2022 Notes were valued using the Monte Carlo simulation analysis to generate expected future cash flows based on movement in the Company’s stock price. These future cash flows were then discounted to present value. Cash flows associated with the future conversion of loan principal into shares were discounted at the risk-free rate commensurate with the remaining term of the loan. Future cash flows resulting from the contractual debt payments were discounted at a market yield. The significant inputs into the Monte Carlo simulation were the closing stock price as of December 31, 2023, volatility analysis of the stock, and the risk-free rate using U.S. Treasury Constant Maturity Rate for the remaining time between the Valuation date and maturity date.

The fair value for the 2022 Notes liability as of December 31, 2023 and December 31, 2022:

2022 Notes

Balance as of December 31, 2022	$24,250
2023 principal payments and conversions	(18,356)
Change in fair value	611

Balance as of December 31, 2023	$6,505

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 9:-	FAIR VALUE MEASUREMENTS (Cont.)

The key inputs used in the valuation of the 2022 Notes liability as of December 31, 2023 and December 31, 2022 the initial measurement date:

	December 31,	December 31,
	2023	2022

Voluntary conversion price	$1.91	$1.91
Share price on date	$0.41	$1.29
Risk-free rate	4.8%	4.4%
Expected volatility	109%	75%
Implied yield	31.0%	32.8%

NOTE 10:-	CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

From time to time the Company or its subsidiaries may be involved in legal proceedings and/or litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe it will have a material effect on its consolidated financial position, results of operations, or cash flows.

b.	Bank guarantees:

As of December 31, 2023, the Company obtained bank guarantees in the amount of $2,844, primarily in connection with an Investment Center grant in order to ensure the fulfillment of the grant terms.

c.	Governments grants:

The Company has received grants from the IIA to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $37,082 through December 31, 2023, of which $34,477 is royalty-bearing grants and $2,605 is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100% of the amount of grants received.

Pursuant to the latest IIA regulations, grants received from the IIA before June 30, 2017 bear an annual interest LIBOR rate that applied at the time of the approval of the applicable file and such interest will apply to all the funding received under that approval. Grants received from the IIA after June 30, 2017 bear an annual interest rate based on the 12-month LIBOR< until December 31, 2023, and as of January 1, 2024, bear an annual interest rate based on the 12-month Secured Overnight Financing Rate (“SOFR”), or in an alternative publication by the Bank of Israel, with the addition of 0.72%. Grants approved after January 1, 2024 will bear the higher of (i) the 12-month SOFR interest rate, plus 1%, or (ii) a fixed annual interest rate of 4%.

Through December 31, 2023, the Company has accrued $61 in royalty expenses. The Company’s contingent royalty liability to the IIA at December 31, 2023, including grants received by the Company and the associated LIBOR interest on all such grants totaled $43,745.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 11:-	SHAREHOLDERS’ DEFICIT

a.	Ordinary shares:

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

On April 19, 2023, the Company issued and sold 17,500,000 of its Ordinary shares at a public offering price of $1.30 per ordinary share and accompanying warrants to purchase 17,500,000 Ordinary shares, for gross proceeds of approximately $22,750, before deducting underwriting discounts and commissions and offering expenses of $1,900.

During 2023, the Company had raised $43,120 in net proceeds by issuing 40,515,620 shares via an ATM offering, at an average public offering price of $1.10 per share.

b.	Warrants to investors:

As part of its April 2023 underwritten public offering of its securities, the Company granted certain investors 17,500,000 warrants to purchase the Company’s Ordinary shares that will expire on April 21, 2028. The warrants were classified as a liability on the balance sheet initially, and subsequently measured at fair value through earnings, as the warrants are not considered indexed to the Company’s own equity pursuant to ASC 815-40. The change in fair value of the warrants liability is recognized in financial expenses, net, in the consolidated statements of operation. During the twelve months ended December 31, 2023, 33,270 of such warrants were exercised in exchange for 33,270 of the Company’s Ordinary shares.

c.	Treasury shares:

During the year ended December 31, 2023, the Company cancelled 32,477 outstanding restricted shares, whereby the restricted shares became treasury shares.

d.	Option plans:

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 11:-	SHAREHOLDERS’ DEFICIT (Cont.)

The 2017 Plan provides for the grant of awards, including options, restricted shares and restricted share units to the Company’s directors, employees, officers, consultants and advisors.

On February 25, 2021 and November 17, 2021, the board of directors and shareholders, respectively, approved an amendment and restatement of the 2017 Plan. The 2017 Plan, as amended, also contains an “evergreen” provision, which provides for an automatic allotment of ordinary shares to be added every year to the pool of ordinary shares available for grant under the 2017 Plan. Under the evergreen provision, on January 1 of each year (beginning January 1, 2022), the number of ordinary shares available under the 2017 Plan automatically increases by the lesser of the following: (i) 4% of our outstanding ordinary shares on the last day of the immediately preceding year; and (ii) an amount determined in advance of January 1 by the board of directors. As of December 31, 2023, 2,455,978 shares were reserved for issuance under the 2017 Plan.

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans for the years 2023 and 2022:

	December 31,
	2023	2022

Dividend yield	0%	0%
Expected volatility of the share prices	69%-74%	66%-67%
Risk-free interest rate	3.5%-4.44%	1.8%-3.8%
Expected term (in years)	8	8

Based on the above inputs, the fair value of the options was determined to be $0.24 - $1.59 per option at the grant date.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 11:-	SHAREHOLDERS’ DEFICIT (Cont.)

The following table summarizes the number of options granted to employees under the Option Plans for the year ended December 31, 2023 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at the beginning of the year	6,133,903	4.62	7.51	8,939
Granted	2,167,234	1.51	-	-
Exercised	(1,066)	0.25	-	-
Forfeited	(657,309)	2.58	-	-
Expired	(533,500)	5.57	-	-
Outstanding at the end of the year	7,109,262	3.83	7.16	2,259
Exercisable at the end of the year	4,280,279	4.62	6.25	683

The weighted average exercise price of the Company’s options granted during the years ended December 31, 2023 and 2022 was $1.51 and $2.55, respectively.

The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022, was $0.95 and $1.58, respectively.

The following table summarizes information about the Company’s outstanding and exercisable options granted to employees as of December 31, 2023:

Exercise price	Options outstanding as of December 31, 2023	Weighted average remaining contractual term (years)	Options exercisable as of December 31, 2023	Weighted average remaining contractual term (years)

$ 0.25- 3.80	4,213,394	8.54	1,725,760	8.43
$ 4.15- 4.95	1,782,094	4.61	1,656,858	5.06
$ 5.21- 7.56	350,934	6.33	275,479	6.05
$ 8.00-11.01	762,840	5.66	622,182	6.29
	7,109,262		4,280,279

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 11:-	SHARE-BASED COMPENSATION (Cont.)

e.	A summary of restricted shares and restricted share units activity for the year ended December 31, 2023 is as follows:

	Number of restricted shares and restricted share units	Weighted average grant date fair value

Unvested at the beginning of the year	1,126,743	$3.29
Granted	1,056,406	1.51
Vested	(706,619)	2.85
Forfeited	(339,727)	2.28
Unvested at the end of the year	1,136,803	$2.22

The total fair value of shares vested during the years ended December 31, 2023 and 2022, was $1,734 and $1,462, respectively.

f.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the years ended December 31, 2023 and 2022 is comprised as follows:

	Year ended December 31,
	2023	2022

Cost of sales	$9	$-
Excess Capacity	120	-
Research and development expenses, net	1,199	1,890
Selling, general and administrative	4,183	3,151
Total share-based compensation	$5,511	$5,041

As of December 31, 2023, there are $5,734 of total unrecognized costs related to share-based compensation that is expected to be recognized over  a weighted average period of approximately 1.77 years.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 12:-	TAXES ON INCOME

a.	Tax rates applicable to the income of the Company:

1.	Corporate tax rates

Taxable income of the Israeli parent is subject to the Israeli corporate tax at the rate of 23% in 2023 and 2022.

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

3.	Income taxes on non-Israeli subsidiary:

The Company’s subsidiary are separately taxed under the domestic tax laws of the jurisdiction of incorporation.

Tax rate applicable to Gamida cell Inc.:

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “U.S. Tax Reform”); a comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes, most of which are effective for tax years beginning after December 31, 2017, include several key tax provisions that might impact the Company, among others: (i) a permanent reduction to the statutory federal corporate income tax rate from 35% (top rate) to 21% (flat rate) effective for tax years beginning after December 31, 2017 ((ii) stricter limitation on the tax deductibility of business interest expense; (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) (iv) a one-time deemed repatriation tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate and (v) an expansion of the U.S. controlled foreign corporation (“CFC”) anti deferral starting with the CFC’s first tax year beginning in 2018 intended to tax in the U.S. “global intangible low-taxed income” (“GILTI”).

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 12:-	TAXES ON INCOME (Cont.)

b.	The Law for the Encouragement of Industry (Taxation), 1969:

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

c.	The components of the loss before income taxes were as follows:

	Year ended December 31,
	2023	2022

Gamida Cell Ltd. - Israel	$35,644	$66,137
Gamida Cell Inc. – United States	27,352	13,238
	62,996	$79,375

d.	Net operating losses carryforward:

The Parent Company has net operating losses and capital losses for tax purposes as of December 31, 2023 totaling approximately $348,370 and $1,168, respectively, which may be carried forward and offset against taxable income in the future for an indefinite period.

As of December 31, 2023, the Subsidiary has net operating losses carryforwards of $56,698 for federal tax purposes.

e.	Final tax assessments:

The Company’s tax assessments through the 2018 tax year are considered final.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 12:-	TAXES ON INCOME (Cont.)

f.	Deferred taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets are comprised of operating loss carryforwards and other temporary differences.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Accruals and reserves	215	184
R&D expenses	2,660	3,421
Stock-based compensation	1,115	1,389
Issuance costs	140	106
Lease liability	392	763
Loss carryforward	42,094	34,029
Capital loss	88	58
Tax credit carried forward	243	234
Deferred tax assets before valuation allowance	46,947	40,184
Less - valuation allowance	46,579	39,548
ROU Asset	(368)	(726)
Net deferred tax assets, net	-	-

Management currently believes that since the Company has a history of losses, and there is uncertainty with respect to future taxable income of the Company, it is more likely than not that the deferred tax assets will not be utilized in the foreseeable future. Thus, a full valuation allowance was provided to reduce deferred tax assets to their realizable value.

In 2022 and 2023 the main reconciling item for the Company’s tax rate is tax loss carryforwards and temporary differences, for which a full valuation allowance was provided.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTE 13:-	BASIC AND DILUTED NET LOSS PER SHARE

Details of the number of shares and loss used in the computation of net loss per share:

	Year ended December 31,
	2023		2022
	Weighted number of shares	Net loss attributable to equity holders of the Company	Weighted number of shares	Net loss attributable to equity holders of the Company

For the computation of basic and diluted net loss	110,049,547	$62,996	63,826,295	$79,375

All outstanding convertible senior note options, warrants, outstanding share options, and restricted shares for the twelve months ended December 31, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Year ended December 31,
	2023	2022

Convertible senior notes	9,948,582	4,904,318
Warrants	17,466,730	1,670,373
Outstanding share options	6,837,070	5,396,583
Restricted shares	1,526,758	1,289,395
Total	35,779,140	13,260,669

NOTE 14: SUBSEQUENT EVENTS

a.	From January 1, 2024 through March 27, 2024, the Company raised an additional $2,993 in net proceeds by issuing 9,362,420 additional ordinary shares via an ATM offering, at an average public offering price of $0.32.

b.	On March 26, 2024, the Company entered into a Restructuring Support Agreement, or the Support Agreement, with Highbridge Capital Management, LLC, or Highbridge in order to set forth the terms for the restructuring of Company outstanding debt and equity. If this restructuring process is completed as contemplated by the Support Agreement, the Company will continue to exist as a private operating Company that is owned entirely by Highbridge.