Form 10-Q
period 2024-03-31
Gamida Cell Ltd.
filed 2024-05-23
CIK 1600847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares, par value NIS 0.01 per share	GMDAQ	*

*	On April 8, 2024, the issuer’s ordinary shares were suspended from trading on The Nasdaq Stock Market LLC, or Nasdaq. On April 16, 2024, the registrant’s ordinary shares began trading on the OTC Pink Marketplace under the symbol “GMDAQ.”

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

The registrant had 154,013,109 ordinary shares outstanding as of May 16, 2024.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024

U.S. DOLLARS IN THOUSANDS

UNAUDITED

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,776	$46,554
Short-term restricted deposit	3,048	3,056
Inventory	1,966	1,906
Accounts receivable	1,027	1,610
Prepaid expenses and other current assets	2,541	1,420

Total current assets	33,358	54,546

NON-CURRENT ASSETS:
Restricted deposits	377	377
Property, plant and equipment, net	40,223	41,264
Operating lease right-of-use assets	2,779	3,177
Other long-term assets	2,821	2,822

Total non-current assets	46,200	47,640

Total assets	$79,558	$102,186

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Trade payables	$5,433	$1,880
Employees and payroll accruals	5,041	5,637
Operating lease liabilities	1,135	1,270
Accrued interest of convertible senior notes	645	1,780
Convertible senior notes, net	75,102	6,505
Accrued expenses and other current liabilities	7,345	8,129

Total current liabilities	94,701	25,201

NON-CURRENT LIABILITIES:
Convertible senior notes, net	-	73,041
Warrants liability	281	3,284
Long-term operating lease liabilities	1,849	2,127
Other long-term liabilities	1,457	1,482

Total non-current liabilities	3,587	79,934

Total liabilities	98,288	105,135

CONTINGENT LIABILITIES AND COMMITMENTS

SHAREHOLDERS’ EQUITY (DEFICIT):
Share capital -
Ordinary shares of NIS 0.01 par value - Authorized: 325,000,000 shares at March 31, 2024 (unaudited) and at December 31, 2023; Issued 154,204,735 and 144,596,195 at March 31, 2024 (unaudited) and December 31, 2023 respectively; Outstanding: 154,050,953 and 144,443,714 shares at March 31, 2024 (unaudited) and December 31, 2023, respectively	416	391
Treasury ordinary shares of NIS 0.01 par value - 153,782 and 152,481 shares at March 31, 2024 (unaudited) and December 31, 2023, respectively	*	*
Additional paid-in capital	480,628	476,488
Accumulated deficit	(499,774)	(479,828)

Total shareholders’ deficit	(18,730)	(2,949)

Total liabilities and shareholders’ deficit	$79,558	$102,186

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Net revenue	$890		$-
Cost of sales	916		-
Excess Capacity	2,692		-
Research and development expenses, net	2,936	*	8,840
Selling, general and administrative	19,482	*	10,740

Total operating loss	25,136		19,580

Financial (income) expenses	(5,190)		1,380

Net loss	$19,946		$20,960

Net loss per share attributable to ordinary shareholders, basic and diluted	0.13		0.27

Weighted average number of shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	152,711,493		76,760,688

*	Includes reclassified expenses in R&D and SG&A for 2023

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31, 2023 (unaudited)
	Ordinary shares		Additional paid-in	Treasury		Accumulated	Total shareholders’
	Number	Amount	capital	shares		deficit	deficit

Balance as of December 31, 2022	74,583,026	$211	$408,598	$	*	$(416,832)	$(8,023)

Issuance of ordinary shares upon release of restricted share units	107,627	*	*		-	-	*
Treasury shares	(3,667)	*	*		*	-	*
Issuance of ordinary shares, for 2022 Notes	3,774,545	1	6,899		-	-	6,900
Issuance of ordinary shares, net of issuance expenses**	3,572,115	10	5,207		-	-	5,217
Share-based compensation	-	-	1,499		-	-	1,499
Net Loss	-	-	-		-	(20,960)	(20,960)

Balance as of March 31, 2023	82,033,646	$222	$422,203	$	*	$(437,792)	$(15,367)

	Three months ended March 31, 2024 (unaudited)
	Ordinary shares		Additional paid-in	Treasury	Accumulated	Total shareholders’
	Number	Amount	capital	shares	deficit	deficit

Balance as of December 31, 2023	144,443,714	391	476,488	*	(479,828)	(2,949)

Issuance of ordinary shares upon release of restricted share units	246,120	*	*	-	-	*
Treasury shares	(1,301)	-	-	*	-	*
Issuance of ordinary shares, net of issuance expenses***	9,362,420	25	2,967	-	-	2,992
Share-based compensation	-	-	1,173	-	-	1,173
Net Loss	-	-	-	-	(19,946)	(19,946)

Balance as of March 31, 2024	154,050,953	416	480,628	*	(499,774)	(18,730)

*	Represents an amount lower than $1.
**	Issuance costs of approximately $161.
***	Issuance costs of approximately $92.

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net Loss	$(19,946)	$(20,960)

Adjustments to reconcile loss to net cash used in operating activities:

Depreciation of property, plant and equipment	1,130	106
Financing income, net	(1,106)	(464)
Share-based compensation	1,173	1,499
Amortization of debt discount and issuance costs	220	196
Change in fair value of warrants liability	(3,003)	-
Change in fair value in convertible note	(3,003)	-

Changes in operating assets and liabilities:

Operating lease right-of-use assets	398	527
Operating lease liabilities	(413)	(686)
Increase in inventory	(60)	-
(Increase) decrease in prepaid expenses and other assets	(1,120)	661
Increase (decrease) in trade payables	3,553	(1,986)
Decrease in accrued expenses and current liabilities	(1,404)	(1,177)
Decrease in accounts receivable	583	-

Net cash used in operating activities	(22,998)	(22,284)

Cash flows from investing activities:

Purchase of property, plant and equipment	(89)	(827)

Net cash used in investing activities	$(89)	$(827)

GAMIDA CELL LTD. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

Cash flows from financing activities:

Principal payment of convertible senior note	$(1,661)	$-
Proceeds from share issuance, net	2,992	5,217

Net cash provided by financing activities	1,331	5,217

Effect of exchange rate changed on cash and cash equivalents	(22)	-

Decrease in cash and cash equivalents	(21,778)	(17,894)
Cash and cash equivalents at beginning of period	46,554	64,657

Cash and cash equivalents at end of period	$24,776	$46,763

Significant non-cash transactions:

Conversion of 2022 Notes	$-	$6,900

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,301	$2,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 1:-	GENERAL

a.	Gamida Cell Ltd., founded in 1998, is a cell therapy pioneer working to turn cells into powerful therapeutics. The Company has a wholly-owned U.S. subsidiary, Gamida Cell Inc. (the “Subsidiary”), which was incorporated in 2000, under the laws of the State of Delaware. The financial statements represents the consolidation of these two entities (the “Company”). The Company applies a proprietary expansion platform leveraging the properties of nicotinamide, or NAM, to allogeneic cell sources including umbilical cord blood-derived cells and natural killer, or NK, cells to create cell therapy candidates, with the potential to redefine standards of care.

b.	On April 17, 2023, the U.S. Food and Drug Administration approved the Company’s allogenic cell therapy, Omisirge (omidubicel-onlv), for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. In addition, the Company has applied its NAM cell expansion technology to NK cells, to develop its initial NK product candidate, GDA-201, an investigational, NK cell-based immunotherapy for the treatment of hematologic and solid tumors in combination with standard of care antibody therapies.

c.	Prior to FDA approval of Omisirge in April 2023, the Company devoted substantially all of its efforts toward research and development activities. In the course of such activities, the Company has sustained operating losses and expects such losses to continue in the foreseeable future. The Company’s accumulated deficit as of March 31, 2024 was $499,774 and negative cash flows from operating activities during the period ended March 31, 2024 were $22,998. As of March 31, 2024, the Company had approximately $24,776 in cash and cash equivalents. The Company has limited available cash resources and requires additional financing in order to continue to fund its current operations beyond the second quarter of 2024, and to pay existing and future liabilities and other obligations.

On March 26, 2024, the Company entered into a Restructuring Support Agreement (the “Support Agreement”) with certain funds managed by Highbridge Capital Management, LLC. These funds hold all of the Company exchangeable senior notes issued in 2021 and 2022.

Pursuant to the Support Agreement, the Company and Highbridge have agreed to restructure all of outstanding equity and debt in a voluntary restructuring proceeding in the District Court of Beersheba, Israel that is governed by Israeli law, referred to as the restructuring process.

If this process is completed as contemplated by the Support Agreement, all outstanding shares of Gamida Cell Ltd. will be cancelled, after which Gamida Cell Ltd. will continue to exist as a private operating company that is owned entirely by Highbridge. Pursuant to the Support Agreement, each holder of ordinary shares of the Company as of the completion of the restructuring process will be entitled to certain contingent value rights agreement to be executed in connection with the restructuring process.

There is no assurance that the Company will complete the restructuring process as currently contemplated. If the Company is unable to complete the restructuring process in the anticipated timeline, the Company expects that it will enter into involuntary restructuring proceedings in Israeli court and the Company’s shareholders would not receive any proceeds from such proceedings.

During the three months ended March 31, 2024, the Company had a reduction in workforce in which the employment of approximately 25% of the Company’s employees was terminated.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classifications of assets and liabilities that would result if the Company were unable to continue as a going concern.

d.	In March 2024, the Company implemented a reduction in headcount of approximately 35 employees or 25% of the Company’s then current workforce. The Company incurred total one-time costs related to the workforce reduction of approximately $1,996 for the three months ended March 31, 2024 of which $134 was reflected in excess capacity, $457 in research and development, and $1,405 in selling, general and administrative expenses.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the U.S Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of December 31, 2023 filed with the SEC on March 27, 2024. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

b.	Use of estimates:

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgement and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amount of expenses during the reporting periods. Estimates may include: revenue recognition, such as returns of product sold, stock-based compensation, impairment of inventory, warrants liability, convertible senior note and impairment of long lived assets. Actual results could differ from those estimates.

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

During the three months period ended March 31, 2024, a reserve for slow-moving inventory approaching expiration dates and inventory obsolescence of $276 was recorded.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.	Revenue recognition

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

To determine revenue recognition for arrangements that are within the scope of Topic 606, the Company performs the following five steps:

(i)	Identify the contract(s) with a customer:

The Company enters into an enforceable contract with a customer that defines each party’s rights regarding delivery of and payment for a Product, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for such Product is probable based on the payer’s intent and ability to pay the promised consideration.

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

Product revenues are recognized, at the time of delivery to the transplant center.

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

As of March 31, 2024 all of the company’s revenues were incurred in USA and the payment terms are typically 95 days based on customary practices.

e.	Accounts receivable

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

As of March 31, 2024 no allowances for credit losses of trade receivable were recorded.

f.	Cost of Sales

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

g.	Excess Capacity:

Excess Capacity costs reflect those labor and manufacturing overhead costs incurred, above the amount of these costs absorbed in cost of sales as part of standard costs, which are based on staffed capacity levels, given that the Company’s facility is staffed to produce the anticipated demand over the course of the coming year.

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

j.	Reclassification:

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year’s presentation.

NOTE 3:-	LEASES

The Company entered into operating leases primarily for its production plant, and its laboratories and offices. The leases have remaining lease terms of up to six years, and the Company does not assume renewals in its determination of the lease term unless the renewals are considered as reasonably certain at lease commencement.

The components of operating lease costs were as follows:

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Operating lease costs	$395	$663
Short-term lease costs	-	82

Total lease costs	$395	$745

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 3:-	LEASES (Cont.)

Supplemental balance sheet information related to operating leases is as follows:

Three months ended March 31, 2024
(unaudited)
Weighted average remaining lease term (in years)	3.09
Weighted average discount rate	2.58%

Maturities of lease liabilities were as follows:

As of March 31, 2024
2024	$879
2025	1,038
2026	683
Thereafter	520

Total undiscounted lease payments	3,120
Less: Imputed interest	136

Present value of lease liabilities	$2,984

NOTE 4:	CONVERTIBLE SENIOR NOTES, NET

a.	On February 16, 2021, the Subsidiary issued convertible senior notes (the “2021 Notes”) due in 2026, in the aggregate principal amount of $75,000, pursuant to an Indenture between the Company, the Subsidiary, and Wilmington Savings Fund Society, FSB, dated February 16, 2021 (the “Indenture”). The 2021 Notes bear interest payable semiannually in arrears, at a rate of 5.875% per year. The 2021 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased in accordance with their terms.

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 4:	CONVERTIBLE SENIOR NOTES, NET (Cont.)

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

	As of March 31, 2024	As of December 31, 2023
	(unaudited)
Liability component:

Principal amount	$75,000	$75,000
Issuance costs	(4,223)	(4,223)

Principal net of issuance costs	70,777	70,777
Amortized issuance costs	2,484	2,264

Net carrying amount	$73,261	$73,041

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 4:	CONVERTIBLE SENIOR NOTES, NET (Cont.)

The Loan Agreement contains customary representations and warranties and covenants, including a $20,000 minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants will terminate when less than $5,000 of principal amount is outstanding under the Loan Agreement. Our initiation of voluntary restructuring proceedings in the District Court of Beersheba, Israel constituted an event of default under the Loan Agreement. However, Highbridge has agreed not to pursue any remedies available to it under either the Indenture or the Loan and Security Agreement so long as the Support Agreement is in effect.

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

As of March 31, 2024, the Company issued 10,044,275 and 1,210,322 Ordinary shares in exchange for the discharge of $16,107 of the aggregate outstanding balance and the discharge of $1,451 interest make-whole payments, respectively, in respect of the 2022 Notes. As of March 31, 2024, the Company has paid $3,910 in principal payments and $1,729 in interest payments. The principal balance of the loan as of March 31, 2024 is $4,983.

NOTE 5:	FAIR VALUE MEASUREMENTS

The carrying amounts the Company’s financial instruments, including cash and cash equivalents is stated at their carrying value, which approximates their fair value due to the short time to the expected receipt or payment.

The following table present information about our financial instruments that are measured at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Level 1	Level 3	Total	Level 1	Level 3	Total
Financial assets:

Money market funds included in cash and cash equivalent	$21,015	$-	$21,015	$46,554	$-	$46,554

Total assets measured at fair value	$21,015	$-	$21,015	$46,554	$-	$46,554

Financial liabilities:

2022 Notes	$-	$1,841	$1,841	$-	$6,505	$6,505
Warrants liability	-	281	281	-	3,284	3,284

Total liabilities measured at fair value	$-	$2,122	$2,122	$-	$9,789	$9,789

See Note 4 “Convertible Senior Notes” for the carrying amount and estimated fair value of the Company’s 2021 Notes as of March 31, 2024 and December 31, 2023.

The Company classify Money market funds within Level 1, and the 2021 Notes, 2022 Notes and warrants liability are classified within Level 3, because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs or net asset value recovery analysis to determine their fair value.

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 5:-	FAIR VALUE MEASUREMENTS (Cont.)

The following table summarizes the warrant liability activity as of March 31, 2024:

Warrant liability

Balance December 31, 2023	$3,284
Change in fair value	(3,003)

Balance March 31, 2024	$281

The key inputs used in the valuation of the warrants liability as of March 31, 2024 and December 31, 2023 the initial measurement date, are included below:

Input	March 31, 2024	December 31, 2023

Exercise price	$1.35	$1.35
Share price on date	$0.04	$0.41
Risk-free rate	4.3%	4.0%
Expected volatility	133%	90%
Dividend Rate	0%	0%

In the year ended December 31, 2023, the 2022 Notes were valued using the Monte Carlo simulation analysis to generate expected future cash flows based on movement in the Company’s stock price. These future cash flows were then discounted to present value. Cash flows associated with the future conversion of loan principal into shares were discounted at the risk-free rate commensurate with the remaining term of the loan. Future cash flows resulting from the contractual debt payments were discounted at a market yield. The significant inputs into the Monte Carlo simulation were the closing stock price as of December 31, 2023, volatility analysis of the stock, and the risk-free rate using U.S. Treasury Constant Maturity Rate for the remaining time between the Valuation date and maturity date.

The fair value for the 2022 Notes liability as of March 31, 2024 and December 31, 2023:

2022 Notes

Balance as of December 31, 2023	$6,505
2024 principal payments	(1,661)
Change in fair value	(3,003)

Balance as of March 31, 2024	1,841

For the three months ended March 31, 2024, the 2022 Notes were valued using the net asset value recovery analysis, in connection with the Support Agreement. The net asset value recovery assumed no conversion of shares to pay principal or interest on the 2022 Notes. The net asset value recovery analysis incorporates the Company’s assets and liabilities, with an emphasis on outstanding debt, to determine the fair value of the 2022 Notes.

The key inputs used in the valuation of the 2022 Notes liability December 31, 2023:

December 31,
2023

Voluntary conversion price	$1.91
Share price on date	$0.41
Risk-free rate	4.8%
Expected volatility	109%
Implied yield	31.0%

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 6:	CONTINGENT LIABILITIES AND COMMITMENTS

a.	Legal proceedings:

From time to time the Company or its subsidiary may be involved in legal proceedings and/or litigation arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe it will have a material effect on its consolidated financial position, results of operations, or cash flows.

b.	Bank guarantees:

As of March 31, 2024, the Company obtained bank guarantees in the amount of $2,817, primarily in connection with an Investment Center grant in order to ensure the fulfillment of the grant terms.

c.	Governments grants:

The Company has received grants from the IIA to finance its research and development programs in Israel, through which the Company received IIA participation payments in the aggregate amount of $37,082 through March 31, 2024, of which $34,477 is royalty-bearing grants and $2,605 is non-royalty-bearing grants. In return, the Company is committed to pay IIA royalties at a rate of 3-3.5% of future sales of the developed products, up to 100% of the amount of grants received.

Pursuant to the latest IIA regulations, grants received form the IIA before June 30, 2017 bear an annual interest LIBOR rate that applied at the time of the approval of the applicable file and such interest will apply to all the funding received under that approval.  Grants received from the IIA after June 30, 2017, bear an annual interest rate based on the 12-month LIBOR, until December 31, 2023, and as of January 1, 2024, bear an annual interest rate based on the 12-month Secured Overnight Financing Rate (“SOFR”), or in an alternative publication by the Bank of Israel, with the addition of 0.72%. Grants approved after January 1, 2024, will bear the higher of (i) the 12 months SOFR interest rate, plus 1%, or (ii) a fixed annual interest rate of 4%.

Through March 31, 2024, the Company has accrued $30 in royalty expenses. The Company’s contingent royalty liability to the IIA at March 31, 2024, including grants received by the Company and the associated LIBOR interest on all such grants totaled $44,009.

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

From January 1, 2024 through March 31, 2024, the Company raised an additional $2,992 in net proceeds by issuing 9,362,420 additional ordinary shares via an ATM offering, at an average public offering price of $0.32.

b.	Warrants to investors:

As part of its April 2023 underwritten public offering of its securities, the Company granted certain investors 17,500,000 warrants to purchase the Company’s Ordinary shares that will expire on April 21, 2028. The warrants were classified as a liability on the balance sheet initially, and subsequently measured at fair value through earnings, as the warrants are not considered indexed to the Company’s own equity pursuant to ASC 815-40. The change in fair value of the warrants liability is recognized in financial expenses, net, in the unaudited condensed consolidated statements of operation. During the three months ended March 31, 2024, none of the warrants were exercised in exchange for any of the Company’s Ordinary shares.

c.	Treasury share:

During the three months ended March 31, 2024, the Company cancelled 1,301 outstanding restricted shares, whereby the restricted shares became treasury shares.

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

On February 25, 2021 and November 17, 2021, the board of directors and shareholders, respectively, approved an amendment and restatement of the 2017 Plan. The 2017 Plan, as amended, also contains an “evergreen” provision, which provides for an automatic allotment of ordinary shares to be added every year to the pool of ordinary shares available for grant under the 2017 Plan. Under the evergreen provision, on January 1 of each year (beginning January 1, 2022), the number of ordinary shares available under the 2017 Plan automatically increases by the lesser of the following: (i) 4% of our outstanding ordinary shares on the last day of the immediately preceding year; and (ii) an amount determined in advance of January 1 by the board of directors. As of March 31, 2024, 3,385,056 shares were reserved for issuance under the 2017 Plan.

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

The following table lists the inputs to the binomial option-pricing model used for the fair value measurement of equity-settled share options for the above Options Plans for the three months ended March 31, 2023. The Company did not grant any options in 2024.

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Dividend yield	-	0%
Expected volatility of the share prices	-	69%
Risk-free interest rate	-	3.6%
Expected term (in years)	-	8

Based on the above inputs, the fair value of the options was determined to be $0.99 - $1.85 per option at the grant date.

b.	The following table summarizes the number of options granted to employees under the Option Plans as of March 31, 2024 and related information:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2023	7,109,262	$3.83	7.16	2,259

Granted	-	-	-	-
Forfeited	(23,602)	2.21	-	-
Expired	(325,022)	5.86	-	-

Outstanding at March 31, 2024 (unaudited)	6,760,638	3.84	6.91	-

Exercisable as of March 31, 2024 (unaudited)	4,601,953	$4.52	6.14	-

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 8:	SHARE-BASED COMPENSATION (Cont.)

As of March 31, 2024, there are $6,550 of total unrecognized costs related to share-based compensation that are expected to be recognized over a period of up to four years.

c.	A summary of restricted shares and restricted shares unit activity as of March 31, 2024 is as follows:

	Number of restricted shares and restricted share units (unaudited)	Weighted average grant date fair value (unaudited)

Unvested as of December 31, 2023	1,136,803	$2.22

Granted	5,209,064	0.39
Vested	(270,769)	2.67
Forfeited	(11,769)	2.15

Unvested as of March 31, 2024	6,063,329	$0.63

d.	The total share-based compensation expense related to all of the Company’s equity-based awards, recognized for the three months ended March 31, 2024 and 2023 is comprised as follows:

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Cost of sales	$9	$-
Excess Capacity	38	-
Research and development expenses, net	159	414
Selling general and administrative	967	1,085

Total share-based compensation	$1,173	$1,499

NOTE 9:	BASIC AND DILUTED NET LOSS PER SHARE

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

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 9:	BASIC AND DILUTED NET LOSS PER SHARE (Cont.)

Details of the number of shares and loss used in the computation of loss per share:

	Three months ended March 31,
	2024		2023
	(unaudited)		(unaudited)
	Weighted number of shares	Net loss attributable to Ordinary shares of the Company	Weighted number of shares	Net loss attributable to Ordinary shares of the Company
For the computation of basic and diluted loss	152,711,493	19,946	76,760,688	20,960

All outstanding convertible senior note options, warrants, outstanding share options, and restricted shares for the three months ended March 31, 2024 and 2023 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented. The total number of potential shares excluded from the calculation of diluted net loss per share are as follows:

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)

Convertible senior notes	9,948,582	17,428,634
Warrants	17,466,730	-
Outstanding share options	6,760,638	6,906,325
Restricted shares	4,288,813	1,644,992

Total	38,464,763	25,979,951

NOTE 10:	SUBSEQUENT EVENTS

On March 26, 2024, the Company entered into a Restructuring Support Agreement (the “Support Agreement”) with Highbridge Capital Management, LLC (“Highbridge”) in order to set forth the terms for the restructuring of the Company’s outstanding debt and equity. If the restructuring process is completed as contemplated by the Support Agreement, all outstanding ordinary shares of the Company will be cancelled and each shareholder as of the completion of the restructuring process will be entitled to receive certain contingent value rights (“CVRs”) in exchange for such cancelled shares. Gamida Cell Ltd. will continue to exist as a private operating company that is a wholly owned subsidiary of Highbridge, and the Company’s business will continue as a going concern.

On May 8, 2024, the District Court entered a Judgment in the Restructuring Proceeding, which, among other things, (i) approves the Debt Arrangement (the “Debt Arrangement”) and other terms and conditions of the Company’s restructuring as set forth in the Support Agreement filed March 27, 2024, subject to an amendment of section 5.3 of the Debt Arrangement improving the terms of the contingent value rights (“CVRs”) in accordance with the District Court expert’s recommendation; and (ii) rejects all of the requests and claims made by certain shareholders of the Company.

GAMIDA CELL LTD. AND ITS SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data and unless otherwise indicated)

NOTE 10:	SUBSEQUENT EVENTS (Cont.)

On April 22, 2024, Abigail Jenkins, the CEO and President of the Company, solely in her capacity as the Company’s duly authorized foreign representative, or the Foreign Representative, filed a petition for recognition for relief and for the recognition and enforcement of the District Court’s order approving the debt arrangement in Israel under Chapter 15 of Title 11, or Chapter 15, of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the U.S. Court. On May 15, 2024, the U.S. Court issued two orders: (i) granting recognition of the Israeli Restructuring Proceeding as the foreign main proceeding on a final basis; and (ii) recognizing and enforcing the Israeli Court’s order approving the Debt Arrangement in the territorial jurisdiction of the United States.

Pursuant to the Support Agreement as approved by the District Court (subject to the amended terms of the CVRs) on May 8, 2024 and by the U.S. Court on May 15, 2024, each holder of ordinary shares of the Company as of the completion of the restructuring process will be entitled to certain CVRs pursuant to a contingent value rights agreement (the “CVR Agreement”), to be executed in connection with the restructuring process.

When issued, the CVRs will entitle the holders to certain cash payments totaling up to $40 million upon the achievement of certain milestones as will be more fully set forth in the CVR Agreement. Pursuant to the Support Agreement, Highbridge will fund the reorganized company following the restructuring process through a secured debt facility of approximately $50 million, comprised of (i) $30 million of cash to be provided as soon as practicable following the completion of the restructuring process; (ii) the remaining principal amount owed under the 2022 Notes; and (iii) the remaining approximately $15 million to be provided by way of delayed draw term loans on terms and conditions to be agreed upon in principle with Highbridge prior to the completion of the restructuring process.

On March 28, 2024, the Company received a delisting notice from The Nasdaq Stock Market LLC, or Nasdaq, notifying us that our ordinary shares were scheduled for delisting from the Nasdaq Capital Market due to (i) the Restructuring Proceeding and the associated public interest concerns raised by such proceeding; (ii) concerns regarding the residual equity interest of the existing listed securities holders; and (iii) concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. As a result, on April 25, 2024, the Nasdaq Stock Market filed a Form 25 delisting our ordinary shares from Nasdaq and our ordinary shares began trading on the over-the-counter market on April 26, 2024 under the symbol “GMDAQ.” In addition, on May 9, 2024, we filed (i) a post-effective amendment to various outstanding registration statements on Form S-3, which amendment was declared effective by the SEC on May 13, 2023, and (ii) a post-effective amendment to various outstanding registration statements on Form S-8, which amendment became effective immediately upon filing, each to remove and withdraw from registration the shares that were registered but remained unsold thereunder. Immediately following the closing of our restructuring process, which we anticipate will occur on or about May 24, 2024, we intend to file a Form 15 with the SEC to suspend our reporting obligations under the Exchange Act and will no longer be a public reporting company registered with the U.S. Securities and Exchange Commission. Except for the CVRs, the Company does not anticipate that its shareholders will otherwise receive any distribution or recovery (cash or otherwise) as part of the restructuring process. There is no assurance that the Company will complete its restructuring process as currently contemplated. If the Company is unable to complete its restructuring process on its anticipated timeline, the Company expects that it will enter into involuntary restructuring proceedings in Israeli court and its shareholders would not receive any proceeds from such proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or Annual Report, which was filed with the Securities and Exchange Commission, or the SEC, on March 27, 2024. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These statements speak only as of their date. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

In the first quarter of 2023, we completed a strategic reprioritization of our business activities to reduce our operating expenses and focus on the commercial launch of Omisirge® (omidubicel-onlv). The results of this reprioritization were a reduction in force of approximately 17% of our workforce, completed in the second quarter of 2023, closure of our Jerusalem research and development facility and termination of work on our preclinical NAM NK pipeline programs. We undertook these reprioritization efforts after unsuccessfully seeking a strategic partnership or other transaction, such as a royalty financing, licensing, collaboration or other similar transaction. We first engaged Moelis & Company LLC in July 2020 to pursue a royalty financing or other similar transaction related to Omisirge. Most recently, in April 2023, we engaged Moelis & Company LLC as our financial advisor and commenced a strategic review process seeking to secure a transaction that would support expanded access to Omisirge for patients and maximize value for our stakeholders. During the course of this recent strategic review process, our board of directors explored a range of alternatives, including an asset sale, merger, financing, licensing, and capital restructuring options. This strategic review process did not yield any viable strategic alternatives.

As a result, on March 26, 2024, we entered into a Restructuring Support Agreement, or the Support Agreement, with certain funds managed by Highbridge Capital Management, LLC, which funds we collectively refer to as Highbridge. These funds hold all of our exchangeable senior notes issued in 2021 and 2022, which together have an aggregate outstanding principal balance as of May 1, 2024 of approximately $79.4 million. These exchangeable senior notes represent substantially all of our outstanding debt. Pursuant to the Support Agreement, we and Highbridge agreed to restructure all of our outstanding equity and debt in a voluntary restructuring proceeding in the District Court of Beersheba, Israel, or the District Court, that is governed by Israeli law, referred to as our restructuring process. In addition, on April 22, 2024, Abigail Jenkins, solely in her capacity as our duly authorized foreign representative, or the Foreign Representative, filed a petition for recognition for relief and for the recognition and enforcement of the District Court’s order approving the debt arrangement in Israel under Chapter 15 of Title 11, or Chapter 15, of the United States Bankruptcy Code, or the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware, or the U.S. Court.

If the restructuring process is completed as contemplated by the Support Agreement, all outstanding ordinary shares of Gamida Cell Ltd. will be cancelled and each shareholder as of the completion of the restructuring process will be entitled to receive certain contingent value rights, or CVRs, in exchange for such cancelled shares. Gamida Cell Ltd. will continue to exist as a private operating company that is a wholly owned subsidiary of Highbridge, and our business will continue as a going concern. Pursuant to the Support Agreement, as approved by the District Court (subject to the amended terms of the CVRs) on May 8, 2024 and by the U.S. Court on May 15, 2024, the CVRs will be issued pursuant to a contingent value rights agreement, or the CVR Agreement, to be executed in connection with the restructuring process. When issued, the CVRs will entitle the holders to certain cash payments totaling up to $40 million upon the achievement of certain milestones as will be more fully set forth in the CVR Agreement. Pursuant to the Support Agreement, Highbridge will fund the reorganized company following the restructuring process through a secured debt facility of approximately $50 million, comprised of (i) $30 million of cash to be provided as soon as practicable following the completion of the restructuring process; (ii) the remaining principal amount owed under the 2022 Notes; and (iii) the remaining approximately $15 million to be provided by way of delayed draw term loans on terms and conditions to be agreed upon in principle with Highbridge prior to the completion of the restructuring process.

On March 28, 2024, we received a delisting notice from The Nasdaq Stock Market LLC, or Nasdaq, notifying us that our ordinary shares were scheduled for delisting from the Nasdaq Capital Market due to (i) the Restructuring Proceeding and the associated public interest concerns raised by such proceeding; (ii) concerns regarding the residual equity interest of the existing listed securities holders; and (iii) concerns about the Company’s ability to sustain compliance with all requirements for continued listing on Nasdaq. As a result, on April 25, 2024, the Nasdaq Stock Market filed a Form 25 delisting our ordinary shares from Nasdaq and our ordinary shares began trading on the over-the-counter market on April 26, 2024 under the symbol “GMDAQ.” In addition, on May 9, 2024, we filed (i) a post-effective amendment to various outstanding registration statements on Form S-3, which amendment was declared effective by the SEC on May 13, 2023, and (ii) a post-effective amendment to various outstanding registration statements on Form S-8, which amendment became effective immediately upon filing, each to remove and withdraw from registration the shares that were registered but remained unsold thereunder. Immediately following the closing of our restructuring process, which we anticipate will occur on or about May 24, 2024, we intend to file a Form 15 with the SEC to suspend our reporting obligations under the Exchange Act and will no longer be a public reporting company registered with the U.S. Securities and Exchange Commission. Except for the CVRs, we do not anticipate that our shareholders will otherwise receive any distribution or recovery (cash or otherwise) as part of the restructuring process. There is no assurance that we will complete our restructuring process as currently contemplated. If we are unable to complete our restructuring process on our anticipated timeline, we expect that we will enter into involuntary restructuring proceedings in Israeli court and our shareholders will not receive any proceeds from such proceedings.

In connection with our restructuring process and in order to attempt to extend our financial resources beyond the second quarter of 2024, we have reduced operating expenses and we are implementing a workforce reduction plan pursuant to which we expect to reduce our workforce as of March 31, 2024 by approximately 25%, with such reductions expected to be complete by the closing of the restructuring process. Affected employees are being offered separation benefits, including severance payments and temporary healthcare coverage assistance, which severance payments are required under applicable law. Each affected employee’s eligibility for the separation benefits is contingent upon such employee’s execution of a separation agreement that includes a general release of claims against us. We estimate that the severance and termination-related costs will be approximately $1.8 million, and we recorded these charges primarily in the first quarter of 2024. Our remaining employees will continue to support the commercialization of Omisirge and complete our restructuring process. The costs that we expect to incur in connection with our restructuring process, including the workforce reduction, are subject to a number of assumptions, and actual results may differ materially from these expectations. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, our restructuring process and the workforce reduction plan. See “Item 1A: Risk Factors – Risks Related to Our Financial Position and Restructuring Process” for additional information.

Our financial statements have been prepared on a going concern basis under which an entity is able to realize its assets and satisfy liabilities in the ordinary course of business. The financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should we be unable to continue as a going concern. Our audited consolidated financial statements as of and for the year ended December 31, 2023 accompanying our previously filed annual report note that there is substantial doubt about our ability to continue as a going concern, absent sources of additional liquidity. If we are unable to complete our restructuring process as contemplated by the Support Agreement, we will likely enter involuntary restructuring proceedings in Israel and wind down our operations. There would be significant costs associated with such proceedings and wind down, such as separation of employees and termination of contracts, and we could owe certain taxes on any such transaction. If we enter involuntary restructuring proceedings, there will be no cash available for distribution to shareholders after payment of the foregoing expenses.

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

Through March 31, 2024, we have received an aggregate of approximately $37.1 million in grants from the Israeli Innovation Authority, or the IIA, including from the Bereshit Consortium sponsored by the IIA, of which $34.5 million is royalty-bearing grants, and approximately $2.6 million is non-royalty-bearing grants, and all of which was awarded for research and development funding. Our total outstanding obligation to the IIA through March 31, 2024, amounts to approximately $44.0 million. Pursuant to the terms of the royalty-bearing grants, we are obligated to pay the IIA royalties at the rate of between 3.0% to 3.5% on future sales of the developed product, up to a limit of 100% of the amounts of the U.S. dollar-linked grants received, plus annual interest. Pursuant to the latest IIA regulations, grants received from the IIA before June 30, 2017 bear an annual interest rate that applied at the time of the approval of the applicable file and such interest will apply to all the funding received under that approval. Grants received from the IIA after June 30, 2017, bear an annual interest rate based on the 12-month London Interbank Offered Rate, or LIBOR, until December 31, 2023, and, as of January 1, 2024, bear an annual interest rate based on the 12-month Secured Overnight Financing Rate, or the SOFR, or in an alternative publication by the Bank of Israel, with the addition of 0.72%. Grants approved after January 1, 2024, will bear the higher of (i) the 12-month SOFR interest, plus 1% or (ii) a fixed annual interest rate of 4%. The Bereshit Consortium program does not require payments of royalties to the IIA, but all other restrictions under the Innovation Law, such as local manufacturing obligations and know-how transfer limitations, as further detailed hereunder, are applicable to the know how developed by us with the funding received in such consortium program.

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

Financial expenses, net

Financial expenses, net, include our financing expenses from the 2022 Notes and 2021 Notes, the fair value impact on our warrants and 2022 Notes, and financing expenses relating to the issuance of warrants, after deducting financing income from deposits.

Analysis of Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)
Net Revenue	$890	$-	$890	100%
Cost of Sales	916	-	916	100%

Operating Expenses
Excess Capacity	2,692	-	2,692	100%
Research and development expenses, net(1)	2,936	8,840	(5,904)	(66.8)%
Selling, general and administrative expenses(1)	19,482	10,740	8,742	81.4%
Total operating loss	25,136	19,580	5,556	28.4%
Financial (income) expenses, net	(5,190)	1,380	(6,570)	(476.1)%
Loss	$19,946	$20,960	$(1,014)	4.8%

(1)	Includes share-based compensation expense as follows:

	Three months ended March 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)

Cost of sales expenses	$9	$-	$9	100%
Excess Capacity	38	-	38	100%
Research and development expenses, net	159	414	(255)	(61.6)%
Selling, general and administrative expenses	967	1,380	(3,456)	(10.9)%
Total share-based compensation	$1,173	$1,499	$(326)	(21.7)%

Net revenue

Net revenue, first recognized in the third quarter of 2023, consisted of three units of Omisirge being delivered to transplant centers, net of revenue deductions.

Cost of sales

Cost of sales, first recognized in the third quarter of 2023, consists of direct costs, batch failure and royalty expenses described above. In the first quarter we recognized expenses relating to two batch failures.

Excess capacity

Excess capacity was $2.7 million in the period ended March 31, 2024, compared to zero expenses in the period ended March 31, 2023. The $2.7 million increase is due to the labor and manufacturing overhead costs incurred, above the amount of these costs absorbed in cost of sales as part of standard costs, because our facility was staffed to produce Omisirge that was not sold during the first quarter of 2024. In the period ending March 31, 2023, there was no excess capacity and no cost of sales because Omisirge had not yet received marketing approval from the FDA.

Research and development expenses, net

Research and development expenses, net, decreased by approximately $5.9 million to $2.9 million in the three months ended March 31, 2024 from $8.9 million in the three months ended March 31, 2023. The decrease was attributable mainly to the change in reporting of $4.2 million, moving indirect manufacturing, quality related expenses and medical affairs expenses to selling, general and administrative expenses (SG&A) and direct manufacturing and quality expenses to cost of sales, a $2.0 million decrease associated with the discontinuation of development of our engineered NK cell therapy pipeline, a $0.3 million in decreased spending associated with the Phase 3 clinical trial of Omisirge, including a decrease in payments for manufacturing services, partially offset by workforce reduction expenses of $0.5 million and a decrease of $0.4 million in IIA income.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased by approximately $8.7 million to $19.5 million in the three months ended March 31, 2024, from $10.7 million in the three months ended March 31, 2023. The increase was attributable mainly to increased costs relating to the RSA singed March 27, 2024 of $6.2 million, accrued expenses of $1.4 million related to the RIF announced on March 27, 2024, the change in reporting, including supply chain expenses of $2.0 million including personnel costs and other indirect supply chain, quality expenses and medical affairs expenses, and an increase in General and administrative expenses of $0.7 million, offset by Sales and marketing expenses decrease by approximately $1.7 million due to launch readiness activities for Omisirge in Q1 2023 that were not incurred in the current period.

Financial income, net

Financial income, net, were $5.2 million of income in the three months ended March 31, 2024, compared to $1.4 million of expenses in the three months ended March 31, 2023. The $6.6 million change in financial income was primarily due to $3.0 million of income related to the valuation of warrants liability, and $3.0 million decrease of valuation of our secured convertible senior notes issued in December 2022.

Critical Accounting Policies and Estimates

We have been devoting substantially all of our efforts to support the commercialization of Omisirge and in pursuit of a strategic transaction. In the course of such activities and our research and development activities, we have sustained operating losses and we expect such losses to continue in the foreseeable future. Our accumulated deficit as of March 31, 2024 was $499.8 million and negative cash flows from operating activities during the year ended March 31, 2024 was $23.0 million. We were unsuccessful in our efforts to seek a strategic transaction and as a result, we are undertaking our restructuring process. Based on our assessment of our financial position at the date of issuance of our consolidated financial statements for the quarter ended March 31, 2024, we believe that our existing capital resources will not be adequate to satisfy our expected liquidity requirements through the end of the second quarter of 2024.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (i) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (ii) changes in the estimate could have a material impact on our financial condition or results of operations.

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

Known Trends, Events and Uncertainties

We are subject to risks and uncertainties as a result of adverse geopolitical and macroeconomic events, including the ongoing conflict between Israel and Hamas, an Islamist terrorist group that controls the Gaza Strip, and uncertain market conditions, including higher inflation and supply chain disruptions, which could have a material impact on our business and financial results. The current scope of the conflict involving Israel is proximate to our sole cell therapy manufacturing facility at Kiryat Gat, which creates uncertainty about our ability to continue to produce Omisirge either because of an attack on or near our facility or because certain of our personnel may be called for military service or otherwise unable to reach the facility. In addition, the conflict involving Israel may impact the flow of air travel into and out of Ben Gurion Airport in Tel Aviv, which would adversely impact our ability to import starting materials into Israel to manufacture Omisirge and our ability to export Omisirge manufactured for a given patient.

Recent Accounting Pronouncements

See note 2 of the accompanying unaudited consolidated financial statements for the three months ended March 31, 2024 for a discussion of recent accounting pronouncements.

Internal Control over Financial Reporting

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, could have a material adverse effect on our business, results of operation or financial condition. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on the price of our ordinary shares. Pursuant to Section 404 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal control over financial reporting. We have completed the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404 and whether there are any material weaknesses or significant deficiencies in our existing internal controls. Based on this process, our management concluded that our internal controls over financial reporting were effective as of March 31, 2024.

Liquidity and Capital Resources

Liquidity

Since our inception, we have incurred losses and negative cash flows from our operations. For the quarters ended March 31, 2024 and March 31, 2023, we incurred a net loss of $19.9 million and $21.0 million, respectively, and net cash of $23.0 million and $22.3 million, respectively, was used in our operating activities. As of March 31, 2024 and March 31, 2023 we had negative working capital of $(61.3) million and $29.3 million, respectively, and an accumulated deficit of $499.8 million and $479.8 million, respectively. Our principal sources of liquidity as of March 31, 2024 and March 31, 2023 consisted of cash and cash equivalents of $24.8 million and $46.6 million, respectively.

At-the-Market Ordinary Shares Offering

On June 5, 2023, we entered into an Amended and Restated Open Market Sale AgreementSM, or the Sales Agreement, under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time through Jefferies LLC. Pursuant to the Sales Agreement and upon delivery of notice by the Company, Jefferies may sell our ordinary shares under an “at the market offering.” During the quarter ended March 31, 2024, we sold 9,362,420 ordinary shares for gross proceeds of $3.1 million, resulting in net proceeds of $3.0 million after deducting sales commissions and offering expenses of $0.1 million. On May 9, 2024, by filing the post-effective amendment to the registration statement on Form S-3 (Registration No. 333-275579), we terminated the offerings of the securities under the Sales Agreement.

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

The indenture governing the 2021 Note and Loan Agreement both contain customary representations and warranties and covenants, including a $20.0 million minimum liquidity covenant and certain negative covenants restricting dispositions, changes in business and business locations, mergers and acquisitions, indebtedness, issuances of preferred stock, liens, collateral accounts, restricted payments, transactions with affiliates, compliance with laws, and issuances of capital stock. Most of these restrictions are subject to certain minimum thresholds and exceptions. Certain of the negative covenants terminate with respect to the Loan Agreement when less than $5.0 million of principal amount is outstanding under the 2022 Notes.

Capital Resources

Overview

Through March 31, 2024, we have financed our operations primarily through private placements and public offerings of equity securities, the 2021 Note, the 2022 Note and through the grants received from the IIA. We have also entered into an Amended & Restated Open Market Sale AgreementSM with Jefferies LLC under which we have the option to offer and sell our ordinary shares having an aggregate gross sales price of up to $50.0 million from time to time under an “at the market offering” through Jefferies LLC, or our ATM facility. During the three months ended March 31, 2024, we sold 9,362,420 ordinary shares for net proceeds of $3.0 million, after deducting sales commissions under our ATM facility. In addition, on April 19, 2023, we entered into an underwritten public offering of 17,500,000 ordinary shares and 17,500,000 accompanying warrants at a public offering price of $1.30 per ordinary share and accompanying warrant with Piper Sandler & Co., for net proceeds of $21.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. We believe our capital resources are insufficient to support our ongoing operations, and we have initiated a restructuring process that we expect to be completed by the end of the second quarter of 2024.

Cash flows

The following table summarizes our statement of cash flows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Change
	2024	2023	Amount	Percentage
	(in thousands)
Net cash provided by (used in)
Operating activities	$(22,998)	$(22,284)	$(714)	(3.2)%
Investing activities	(89)	(827)	738	89.2
Financing activities	1,331	5,217	(3,886)	(74.5)

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

Net cash used in operating activities was $23.0 million during the three months ended March 31, 2024, compared to $22.3 million used in operating activities during the three months ended March 31, 2024. The $0.7 million increase in operating cash used was attributable primarily costs associated with our strategic review and restructuring processes.

Net cash used in investing activities was $0.1 million during the three months ended March 31, 2024, compared to $0.8 million provided by investing activities during the three months ended March 31, 2023. The $0.7 million decrease is primarily related to a decrease of purchases of property, plant, and equipment in the current period.

Net cash provided by financing activities was $1.3 million during the three months ended March 31, 2024, compared to $5.2 million during the three months ended March 31, 2023. The $3.9 million decrease is related to a decrease in net proceeds from the sale of shares through the ATM facility in the current period and $1.7 million used on principal payments for the 2022 convertible note.

Funding Requirements

Although it is difficult to predict future liquidity requirements, we believe that our current total existing funds will not be sufficient to support our ongoing operating activities, including the restructuring process, through the end of the second quarter of 2024. These conditions raise substantial doubt about our ability to continue as a going concern, and we have undertaken our restructuring process to maximize value for our stakeholders. If we complete our restructuring process as currently contemplated, by the end of the second quarter of 2024, we will exist as a private operating company that is a wholly owned subsidiary of Highbridge. If we are unable to complete our restructuring process by the end of the second quarter of 2024, we will likely enter involuntary restructuring proceedings in Israel.

For more information as to the risks associated with our operational needs, see “Item 1A: Risk Factors – Risks Related to Our Financial Position and Restructuring Process.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the framework in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Attestation Report of the Registered Public Accounting Firm

Because we are a non-accelerated filer, this Quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm.

Cybersecurity

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part II. Item 1A. Risk Factor in this Quarterly Report on Form 10-Q, including “—If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be part of the ordinary course of business.

On March 27, 2024, pursuant to Part 10 to the Israeli Restructuring and Financial Rehabilitation Law, 2018, Gamida Cell Ltd. filed a voluntary proceeding for restructuring in the District Court of Beersheba, Israel, or the Restructuring Proceeding, to restructure our outstanding debt and equity, or the Debt Arrangement. On May 8, 2024, the District Court entered a judgment in the Restructuring Proceeding, which, among other things, (i) approved the Debt Arrangement and the other terms and conditions of the Company’s restructuring as set forth in the Restructuring Support Agreement, dated March 26, 2024, among Gamida Cell Ltd., Gamida Cell Inc., and certain funds managed by Highbridge Capital Management LLC, such funds, collectively referred to herein as Highbridge. The District Court’s approval was subject to an amendment of section 5.3 of the Debt Arrangement improving the terms of the contingent value rights, or CVRs, in accordance with the District Court expert’s recommendation; and it rejected all of the requests and claims made by certain shareholders of the Company.

On April 22, 2024, Abigail Jenkins, solely in her capacity as a duly authorized foreign representative, or the Foreign Representative, of Gamida Cell Ltd. filed a petition for recognition for relief under Chapter 15 of Title 11, or Chapter 15, of the Bankruptcy Code in the U.S. Court. The Foreign Representative sought recognition of the Debt Arrangement commenced under Israel’s Bankruptcy and Economic Rehabilitation Law, 5778-2018 and Economic Rehabilitation Regulations, 5779-2019 pending before the District Court in Beersheba, or the Israeli Court, Case No. 63461-03-24, as (i) a foreign main proceeding or, (ii) in the alternative, a foreign nonmain proceeding. The Foreign Representative additionally sought recognition and enforcement of the Israeli Court’s order approving the Debt Arrangement in Israel. On May 15, 2024, the U.S. Court issued two orders: (i) granting recognition of the Israeli Restructuring Proceeding as the foreign main proceeding on a final basis and (ii) recognizing and enforcing the Israeli Court’s order approving the Debt Arrangement in the territorial jurisdiction of the United States.

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

Summary of Selected Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to, the following:

●	We will not be able to continue as a going concern and holders of our ordinary shares could suffer a total loss of their investment.

●	Pursuant to the restructuring process as contemplated by the Support Agreement, if completed, holders of our ordinary shares will have their equity cancelled and will be given certain contingent value rights, or CVRs, which may have no value.

●	Pursuit of a strategic transaction has consumed a substantial portion of the time and attention of our management and we expect that our restructuring process will continue to consume the attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition. In addition, the third-party costs associated with a potential strategic transaction have been and will continue to be significant.

●	While we complete our restructuring process, we will be subject to the risks and uncertainties associated with voluntary restructuring proceedings in Israel.

●	We have not generated significant revenue from product sales and may never be profitable.

●	We are heavily dependent on the success of Omisirge, including maintaining regulatory approval in the U.S. and obtaining regulatory approvals in geographies outside of the United States, and if Omisirge is not successfully commercialized, our business will be adversely affected.

●	We have limited experience producing Omisirge at commercial levels and we have limited experience operating a cGMP compliant manufacturing facility.

●	We currently have a limited marketing and sales organization. If we are unable to establish adequate sales and marketing capabilities to support the commercial launch of Omisirge or enter into agreements with third parties to market and sell Omisirge, we may be unable to generate sufficient product revenue.

●	Sales of Omisirge will be limited unless it achieves broad market acceptance by physicians, patients, third-party payers, hospital pharmacists and others in the medical community.

●	It may be difficult for us to profitably sell Omisirge if coverage and reimbursement for Omisirge is limited by government authorities and/or third-party payer policies.

●	We are subject to the risk of various legal and regulatory proceedings, including litigation in the ordinary course of business. Our business further entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material effect on our business, financial condition, results of operations or prospects.

●	Omisirge and the administration process may cause undesirable side effects or have other properties that could limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, and result in costly and damaging product liability claims against us.

●	Omisirge will remain subject to regulatory scrutiny.

●	We may be unable to maintain the benefits associated with orphan drug designations that we have obtained, including market exclusivity, which may cause our revenue, if any, to be reduced.

●	Our business operations and current and future relationships with healthcare professionals, consultants, third-party payers, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

●	We face competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

●	Even though Omisirge is approved by the FDA for marketing in the United States, we may never obtain approval of Omisirge outside of the United States, which would limit our market opportunities and adversely affect our business.

●	The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

●	Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes standards and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products/services, limit their use or adoption, and otherwise negatively affect our operating results and business.

●	We rely on a limited number of suppliers to provide the raw materials other than cord blood (serum and growth factor) needed to produce our product. We have a relationship with a single supplier, Miltenyi Biotec GmbH, for certain equipment (columns and beads) necessary to manufacture our product.

●	Our reliance on third parties requires us to share our trade secrets and other intellectual property, which increases the possibility that a competitor will discover them or that our trade secrets and other intellectual property will be misappropriated or disclosed.

●	We face a variety of challenges and uncertainties associated with our dependence on the availability of appropriate CBUs at cord blood banks for the manufacture of Omisirge.

●	If we are unable to obtain, maintain or protect intellectual property rights related to Omisirge, we may not be able to compete effectively in our market.

●	Our ordinary shares were delisted from The Nasdaq Global Market and are currently traded on the over-the-counter market. There is currently a limited and sporadic trading market for our ordinary shares, and liquidity of the ordinary shares is limited. In connection with the restructuring process, we expect to deregister our ordinary shares under the Exchange Act.

●	The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

●	Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

Risks Related to Our Financial Position and Restructuring Process

We will not be able to continue as a going concern and holders of our ordinary shares could suffer a total loss of their investment.

Our cash balance as of March 31, 2024 was $24.8 million. Our preliminary estimated unrestricted cash balance as of May 19, 2024 was $8.3 million, reflecting a monthly burn rate of $11.0 million, which we expect to continue. These conditions raise substantial doubt about our ability to continue as a going concern beyond the second quarter of 2024. We have incurred net losses each year since our inception in 1998, including net losses of $19.9 million and $21.0 million for the three months ended March 31, 2024 and 2023, respectively, and $63.0 million and $79.4 for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $499.8 million.

Although we have implemented significant cost reductions and other cash-focused measures to manage liquidity, including implementing a workforce reduction of approximately 25% of our workforce as announced on March 27, 2024, without restructuring our substantial debt, we will not have the necessary cash resources for our operations and to pay our outstanding obligations under the 2022 Notes (as defined below) and the 2021 Notes (as defined below) as they become due. As of May 1, 2024, we owed approximately $4.4 million under our senior secured exchangeable notes issued on December 12, 2022, or the 2022 Notes, and we owed approximately $75.0 million under our senior unsecured exchangeable notes issued on February 16, 2021, or the 2021 Notes, and we have ongoing payment obligations under each of these notes. With the goal of maximizing value for our stakeholders, on March 26, 2024, we entered into the Support Agreement with Highbridge, pursuant to which we and Highbridge have agreed to restructure all of our outstanding equity and debt in a voluntary restructuring proceeding that is governed by Israeli law, referred to as our restructuring process. If we are unable to complete our restructuring process as contemplated by the Support Agreement, we will likely enter involuntary insolvency proceedings in Israel and wind down our operations. There will be significant costs associated with such proceedings and wind down, such as separation of employees and termination of contracts, and we could owe certain taxes on any such transaction. If we enter involuntary insolvency proceedings, we expect that there will be no distribution (cash or otherwise) to shareholders after payment of the foregoing expenses and our shareholders will suffer a total loss of their investment.

Pursuant to the restructuring process as contemplated by the Support Agreement, if completed, holders of our ordinary shares will have their equity cancelled and will be given certain contingent value rights, which may have no value.

If our restructuring process is completed as contemplated by the Support Agreement, Gamida Cell Ltd. will be a newly reorganized private operating company that is owned entirely by Highbridge and our business will continue as a going concern. No cash or other consideration will be available for distribution to our shareholders after discharge of our debts and liabilities and payment of expenses associated with this process. However, pursuant to the Support Agreement, each holder of ordinary shares of the Company as of the completion of the restructuring process will be entitled to receive certain CVRs pursuant to a contingent value rights agreement, or the CVR Agreement, to be executed in connection with the restructuring process upon cancellation of such holder’s ordinary shares and subject to the completion of the restructuring process.

When issued, the CVRs will entitle the holders to certain cash payments totaling up to $40 million upon the achievement of certain revenue and commercial milestones as will be more fully set forth in the CVR Agreement. The CVRs will not be transferable, will not have any voting or dividend rights, and interest will not accrue on any amounts potentially payable pursuant to the CVRs. Accordingly, the right of any shareholder of record as of the completion of our restructuring process to receive any future payment on or derive any value from the CVRs will be contingent solely upon the achievement of the foregoing events within the time periods specified. For the quarter ended March 31, 2024, we had $1.0 million of net revenues from sales of Omisirge, which were solely in the United States. Accordingly, there can be no assurance that Omisirge will be successfully commercialized or that the newly reorganized company will be able to achieve the milestones required for any payment under the CVRs. If these milestones are not achieved for any reason within the time periods specified, no payments will be made under the CVRs, and the CVRs will expire without value. Furthermore, the CVRs will be unsecured obligations and all payments pursuant to the CVRs, all other obligations pursuant to the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations or the reorganized company. Finally, the Israeli and U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the Israeli or U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that Israel Tax Authority or the U.S. Internal Revenue Service, would not assert, or that a court would not sustain, a position that could result in adverse Israeli or U.S. federal income tax consequences to holders of the CVRs.

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

On March 27, 2024, we voluntarily initiated restructuring proceedings pursuant to Israeli law and subject to the jurisdiction of Israeli courts. Our ability to continue operating as a going concern will be subject to the risks and uncertainties associated with restructuring proceedings, including, among others: our ability to execute, confirm and consummate our restructuring process; the high costs of restructuring proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from insolvency and execute our business plan post-emergence, including the fact that Highbridge is not required to provide any financing to the Company during the restructuring process or until its completion (if completed), and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our transplant centers and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; heightened risks of shareholder and other litigation; and the actions and decisions of our stakeholders and other third parties who have interests in our restructuring proceedings that may be inconsistent with our operational and strategic plans. Any delays in our restructuring proceedings would increase the risks of our being unable to restructure our business and emerge from restructuring proceedings and may increase our costs associated with the restructuring process, result in the termination of our Support Agreement, and/or result in prolonged operational disruption or a complete wind down of our business. Also, we will need the prior approval of the Highbridge for material transactions that are not included in a budget that has been approved by Highbridge, or which would result in a material variance from such approved budget. Because of the risks and uncertainties associated with any restructuring proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that we will emerge from restructuring proceedings and our restructuring process as a going concern. Further, we do not anticipate that holders of our ordinary shares will receive any recovery (cash or otherwise) from our restructuring proceedings or restructuring process at the completion of the process, except as may be payable pursuant to the CVRs.

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

Both the Indenture governing the 2021 Notes and Loan and Security Agreement governing the 2022 Notes provide that a number of events will constitute an event of default, including our initiation of voluntary restructuring proceedings in the District Court of Beersheba, Israel and our filing of voluntary petitions for relief under the Bankruptcy Code. However, Highbridge has agreed not to pursue any remedies available to it under either the Indenture or the Loan and Security Agreement so long as the Support Agreement is in effect. In an event of default arising from insolvency, all obligations under the Indenture and the Loan and Security Agreement become immediately due and payable without action by the lenders. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2021 Notes, in the case of the Indenture, or the administrative agent, at the direction of certain of the lenders, in the case of the Loan and Security Agreement, may, without notice or demand, deliver a notice of an event of default and by notice to us declare all obligations under the 2021 Notes and the 2022 Notes immediately due and payable. Such acceleration of our debt under the Indenture or the Loan and Security Agreement would have a material adverse effect on our liquidity and we would be forced into involuntary insolvency proceedings and wind down of our operations.

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

Although we have obtained regulatory approval to market Omisirge in the United States, our revenue growth potential will be dependent in part upon the size of the markets in additional territories, if any, in which we gain regulatory approval for Omisirge, the accepted price for Omisirge, our ability to obtain reimbursement for Omisirge at any price, whether we own the commercial rights for that territory in which Omisirge has been approved and the expenses associated with manufacturing and marketing Omisirge for such markets. Therefore, we may not generate significant revenue from the sale of Omisirge. Further, if we are not able to generate significant revenue from the sale of Omisirge, we may be forced to curtail or cease our operations. Due to the numerous risks and uncertainties involved in product development and commercialization, it is difficult to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

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

Omisirge may not attain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from Omisirge will depend on a number of factors, including:

●	our success in educating medical professionals and patients about the benefits, administration and use of Omisirge;

●	timing of market introduction of medicines that may compete with Omisirge;

●	our ability to successfully continue to demonstrate the safety and efficacy of Omisirge;

●	continued projected growth of the markets in which Omisirge competes;

●	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

●	the extent to which physicians perform hematopoietic stem cell transplant, or HSCT;

●	prevalence and severity of any side effects;

●	our ability to fulfill requirements for maintaining regulatory approval in the US

●	if and when we are able to obtain regulatory approvals for additional indications for Omisirge;

●	availability of, and ability to maintain, coverage and adequate reimbursement and pricing from government and other third-party payers for procedures utilizing Omisirge;

●	potential or perceived advantages or disadvantages of Omisirge over alternative treatments, including cost of treatment and relative convenience and ease of administration;

●	strength of sales, marketing and distribution support;

●	the price of Omisirge, both in absolute terms and relative to alternative treatments;

●	impact of past and limitation of future medicine price increases;

●	our ability to maintain a commercially viable manufacturing process that is compliant with cGMP and produces Omisirge at Kiryat Gat or through third party manufacturers;

●	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to Omisirge;

●	the performance of third-party distribution partners, over which we have limited control; and

●	medicine labeling or medicine insert requirements of the FDA or other regulatory authorities.

Many of these commercial risks are beyond our control. Accordingly, we cannot be certain that we will be able to commercialize Omisirge for its target indication. If we fail to achieve these objectives or overcome the challenges presented above, we could experience significant delays or an inability to successfully commercialize Omisirge. Accordingly, we may not be able to generate sufficient revenue through the sale of Omisirge to enable us to continue our business.

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

Further, our initial estimate of the size of the required sales force may be materially more or less than the size of the sales force actually required to effectively commercialize Omisirge. As such, we may be required to hire sales representatives and third-party partners to adequately support the commercialization of Omisirge, or we may incur excess costs if we hire more sales representatives than necessary. With respect to certain geographical markets, we may enter into collaborations with other entities to utilize their local marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. We also may enter into collaborations with pharmaceutical companies to commercialize Omisirge. If our future collaborators do not commit sufficient resources to commercialize Omisirge, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We may compete with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to complete additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments). This Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

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

Omisirge was granted specific ICD-10-PCS codes which map to DRG-014. In addition, CMS did indicate that Omisirge would be reimbursed as a stem cell source for an allogeneic stem cell transplant, and, therefore would be considered an allogeneic stem cell transplant acquisition cost under 42 CFR 412.113I(2)(vii), and Medicare’s share will be paid under reasonable cost as a donor source under the Section 108 legislation. As a result, we have withdrawn our NTAP application since the Omisirge reimbursement will be covered under Section 108. There is a risk that CMS may modify their coverage and/or reimbursement approach in the future for new therapies, including for Omisirge.

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

Patients who require HSCT are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. Omisirge may be associated with infusion reactions, graft versus host disease, engraftment syndrome, graft failure, and malignancies of donor origin.. Infusion reactions occurred following Omisirge infusion, including hypertension, mucosal inflammation, dysphagia, dyspnea, vomiting and gastrointestinal toxicity were reported in 47% (55/117) patients transplanted with Omisirge in clinical trials. Grade 3-4 infusion reactions were reported in 15% (18/117) of patients transplanted with Omisirge. Primary graft failure, defined as failure to achieve an absolute neutrophil count greater than 500 per microliter blood by Day 42 after transplantation, occurred in 3% (4/117) of patients in Omisirge clinical trials. Acute and chronic GvHD, including life-threatening and fatal cases, occurred in patients transplanted with Omisirge. Grade II-IV acute GvHD was reported in 58% (68/117) of patients transplanted with Omisirge. Grade III- IV acute GvHD was reported in 17% (20/117) of patients transplanted with Omisirge. Chronic GvHD occurred in 35% (41/117) of patients transplanted with Omisirge. Two patients treated with Omisirge developed post-transplant lymphoproliferative disorder (PTLD) in the second-year post-transplant, and one patient developed a donor-cell derived myelodysplastic syndrome (MDS) during the fourth year post-transplant. In our first Phase 1/2 clinical trial of a fresh formulation of GDA-201, adverse events included one patient who died of E. coli sepsis. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts.

Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. For instance, allogeneic HSCT, the area in which Omisirge is being used, is associated with serious complications, including death. In addition, there are expected toxicities for patients who receive an allogeneic HSCT, such as infertility. Thus, while not directly associated with Omisirge, there are attendant risks with the space in which our product candidates operate, and any related investigations may interrupt our development and commercialization efforts, delay our regulatory approval process, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

We obtained orphan drug designation for Omisirge from the FDA and the European Commission for the treatment of hematologic malignancies, and we may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, following the EMA’s Committee for Orphan Medicinal Products, or COMP, opinion, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition either (i) affecting not more than five in 10,000 persons in the European Union or (ii) without the benefits derived from orphan sales of the drug in the European Union would be insufficient to justify the necessary investment in developing the drug or biological product. In addition, there must be no satisfactory method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Moreover, payment methodologies are subject to changes in healthcare legislation and regulatory initiatives. For example, CMS has developed value-based payment models for a variety of care settings, including the inpatient prospective payment system used for reimbursing inpatient hospital services. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payer programs, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subjects drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Doctors may recommend that patients undergo HSCT using cells from matched related donors, matched or mismatched unrelated donors, haploidentical donors or unmodified umbilical cord blood instead of using Omisirge or may choose other therapy options instead of our other NAM-derived product candidates. In addition, there are several clinical-stage development programs that seek to improve umbilical cord blood transplantation through the use of ex vivo expansion technologies to increase the quantity of hematopoietic stem cells for use in HSCT or the use of ex vivo differentiation technologies to increase the quantity of hematopoietic progenitor cells for use in HSCT. We are aware of several other companies with product candidates in various stages of development for allogeneic HSCT grafts, including but not limited to ExCellThera and Garuda Therapeutics. In addition, many universities and private and public research institutes may develop technologies of interest to us but license them to our competitors. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than Omisirge or any other product candidates that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive.

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

In the United States, we obtained marketing approval for Omisirge for use in adult and pediatric patients 12 years and older with hematologic malignancies who are planned for umbilical cord blood transplantation following myeloablative conditioning to reduce the time to neutrophil recovery and the incidence of infection. We train our Omisirge marketing and sales personnel to not promote Omisirge for any other uses outside of any FDA-cleared indications for use, known as “off-label use.”

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

For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-US Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the ’ GDPR’s cross-border data transfer limitations. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR, require our customers to impose specific contractual restrictions on their service providers.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

CBUs are one of the raw materials for the manufacture of Omisirge. The CBUs currently used in the manufacture of Omisirge are procured directly by the clinical cell processing facilities from cord blood banks, which hold more than 250,000 CBUs in the United States that have been donated, processed and cryopreserved. However, the availability of CBUs for the manufacture of Omisirge depends on a number of regulatory, political, economic and technical factors outside of our control, including:

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

Risks Related to Ownership of our Ordinary Shares

Our ordinary shares were delisted from The Nasdaq Global Market and are currently traded on the over-the-counter market. There is currently a limited and sporadic trading market for our ordinary shares, and liquidity of the ordinary shares is limited. In connection with the restructuring process, we expect to deregister our ordinary shares under the Exchange Act.

As previously disclosed, our ordinary shares were delisted from The Nasdaq Capital Market and trades in our ordinary shares began being quoted on the OTC market on April 16, 2024 under the symbol “GMDAQ.” In addition, on May 9, 2024, we filed a post-effective amendment to various outstanding registration statements on Form S-3, which amendment was declared effective by the United States Securities and Exchange Commission (the “SEC”) on May 13, 2024, and a post-effective amendment to various outstanding registration statements on Form S-8, which amendment became effective immediately upon filing, each to remove and withdraw from registration the shares that were registered but remained unsold thereunder. We can provide no assurance that our ordinary shares will continue to trade on the OTC market, whether broker-dealers will continue to provide public quotes of our ordinary shares on this market, whether the trading volume of our ordinary shares will be sufficient to provide for an efficient trading market or whether quotes for our ordinary shares will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our ordinary shares. Furthermore, because of the limited market and generally low volume of trading in our ordinary shares, the price of our ordinary shares could be more likely to be affected by broad market fluctuations, general market conditions, and changes in the markets’ perception of our ordinary shares.

We intend to file a Form 15 with the SEC, at which time we anticipate that our obligation to file periodic reports under the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K will be suspended, and that all requirements associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate 90 days thereafter. Accordingly, there will be significantly less information regarding us available to shareholders and potential investors.

Following delisting and deregistration, it could become more difficult to dispose of, or obtain accurate price quotations for, our ordinary shares, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ordinary shares to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major American exchange.

“Penny stock” rules may make buying or selling our securities difficult which may make our ordinary shares less liquid and make it harder for investors to buy and sell our securities.

Trading in our securities is subject to the “penny stock” rules of the SEC and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

The market price of our ordinary shares may fluctuate significantly, which could result in substantial losses by our investors.

The stock market in general, and the market for pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your ordinary shares at or above the price you paid for them. In addition, our ordinary shares have been delisted from Nasdaq and now trade on the OTC market. See also the risk factor titled “Our ordinary shares were delisted from The Nasdaq Global Market and are currently traded on the over-the-counter market. There is currently a limited and sporadic trading market for our ordinary shares, and liquidity of the ordinary shares is limited. In connection with the restructuring process, we expect to deregister our ordinary shares under the Exchange Act.”

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

Further, the stock market in general and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours, including due to coordinate buying and selling activities and market manipulation. Broad market and industry factors may negatively affect the market price of our ordinary shares regardless of our actual operating performance. In addition, a systemic decline in the financial markets, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our ordinary shares might be worse if the trading volume of our ordinary shares is low. In the past, following periods of market volatility, shareholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful.

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

If a “United States person” is treated as owning (directly, indirectly or constructively through the application of attribution rules) at least 10% of the value or voting power of our shares, such person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any). Because our group includes one or more U.S. subsidiaries, certain of our current or future non-U.S. subsidiaries could be treated as controlled foreign corporations (regardless of whether we are or are not treated as a controlled foreign corporation). A United States shareholder of a controlled foreign corporation may be required to annually report and include in its U.S. taxable income its pro rata share of the controlled foreign corporation’s “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property, whether or not such controlled foreign corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may prevent the statute of limitations with respect to the United States shareholder’s U.S. federal income tax return for the year for which reporting was due from starting. We cannot provide any assurances that we will assist investors in determining whether we (or any of our current or future non-U.S. subsidiaries) are treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any of such controlled foreign corporations or furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax paying obligations. United States investors should consult their own advisors regarding the potential application of these rules to their investment in our shares.

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

Risks Related to Israeli Law and Our Operations in Israel

Conditions in Israel, including the most recent attack by Hamas and other terrorist organizations from the Gaza Strip and elsewhere in the region, and Israel’s war against them, may adversely affect our operations and limit our ability to market our products, which would lead to a decrease in revenues. Significant parts of our operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As previously disclosed, our initiation of voluntary restructuring proceedings in the Israeli Court on March 27, 2024 and our filing of voluntary petitions for relief under the Bankruptcy Code constituted an event of default that accelerated the Company’s obligations under the Indenture and the Loan and Security Agreement. However, Highbridge has agreed not to pursue any remedies available to it under either the Indenture or the Loan and Security Agreement so long as the Support Agreement is in effect.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Association of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (File No. 001-38716), filed with the SEC on November 14, 2023).
3.2	Memorandum of Association of the Registrant (unofficial English translation from Hebrew original), as amended on September 14, 2006 (incorporated by reference to Exhibit 3.4 to the Registrant’s Form F-1 (File No. 333-227601), filed with the SEC on September 28, 2018).
4.1	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K (File No. 001-38716), filed with the SEC on March 24, 2022).
4.2	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (File No. 001-38716), filed with the SEC on April 21, 2023).
10.1	Restructuring Support Agreement, dated March 26, 2024, by and among the Registrant, Gamida Cell Inc. and certain funds managed by Highbridge Capital Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2024).
10.2^	Employment Agreement, effective September 19, 2022, by and between Gamida Cell Inc. and Abigail Jenkins, as amended on March 12, 2024 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
10.3^	Employment Agreement, dated July 20, 2020, by and between Gamida Cell Inc. and Michele Korfin, as amended on March 12, 2024 (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
10.4^	Employment Agreement, dated July 15, 2021, by and between Gamida Cell Inc. and Josh Patterson, as amended on July 15, 2022 and March 12, 2024 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
10.5^	Employment Agreement, dated April 30, 2017, by and between Gamida Cell Inc. and Ronit Simantov, as amended on July 26, 2022 and March 14, 2024 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

*	Filed herewith.

^	Indicates management plan or agreement.

#	The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gamida Cell Ltd.

May 23, 2024	By:	/s/ Abigail Jenkins
Abigail Jenkins
President, Chief Executive Officer and Director (Principal Executive Officer)

May 23, 2024	By:	/s/ Terry Coelho
Terry Coelho
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)